Form 10-K
period 1999-12-31
HOLLEY PERFORMANCE PRODUCTS INC
filed 2000-03-30
CIK 1096536

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

/X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999.

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________.

                        Commission File Number: 333-89061

                        HOLLEY PERFORMANCE PRODUCTS INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                   61-1291482
           (State of Incorporation)                    I.R.S. Employer
                                                       Identification Number

                              1801 Russellville Rd.
                          Bowling Green, Kentucky 42101
                     (Address of Principal Executive Offices)

        Registrant's telephone number, including area code: 270-782-2900

        Securities registered pursuant to Section 12(b) of the Act: NONE

        Securities registered pursuant to Section 12(g) of the Act: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes     No  X  (not subject to
                                              ---    ---
filing requirements for past 90 days)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

Aggregate market value of voting stock held by non-affiliates of the Registrant:
   None. (See Part II, Item 5.)

Number of shares of Common Stock outstanding as of March 29, 2000 was 1,000.

                        HOLLEY PERFORMANCE PRODUCTS INC.

                           Annual Report on Form 10-K
                   For the Fiscal Year Ended December 31, 1999

                                TABLE OF CONTENTS

                                                                                                        PAGE NO
                                                                                                        -------
                                              PART I
Item 1.   Business...............................................................................             3
Item 2.   Properties.............................................................................            10
Item 3.   Legal Proceedings......................................................................            11
Item 4.   Submission of Matters to a Vote of Security-Holders....................................            11

                                             PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters..................            13
Item 6.   Selected Financial Data................................................................            14
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of
Operations.......................................................................................            15
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.............................            24
Item 8.   Financial Statements and Supplementary Data............................................            24
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...            24

                                             PART III

Item 10.  Directors and Executive Officers of the Registrant.....................................            25
Item 11.  Executive Compensation.................................................................            27
Item 12.  Security Ownership of Certain Beneficial Owners and Management.........................            28
Item 13.  Certain Relationships and Related Transactions.........................................            28

                                             PART IV

Item 14.  Exhibits, Financial Statements and Reports on Form 8-K.................................            29
SIGNATURES.......................................................................................            30
INDEX OF FINANCIAL STATEMENTS....................................................................           F-1

ITEM 1- BUSINESS

GENERAL

         Founded in 1903, Holley is a leading manufacturer and marketer of specialty products for the performance automotive, marine and powersports (motorcycle, jet-ski, snowmobile and go-cart) aftermarkets. Our Company designs, manufactures and markets a diversified line of automotive performance racing products that include fuel, air, spark (also known as ignition) and internal engine management systems. We design our products to enhance vehicle performance through generating increased horsepower, torque and acceleration. Our products include both throttle body and multi-port fuel injection systems, performance and remanufactured carburetors, digital ignition systems, distributors, fuel pumps, camshafts, crankshafts, intake manifolds, pistons, super chargers, exhaust systems, headers, mufflers and motorcycle exhaust pipes, cylinder heads, water pumps and throttle bodies. With the October, 1999 acquisitions of FlowTech, NOS and Earl's (described in the Acquisitions section below), our product offerings also include nitrous oxide injection systems and performance automotive plumbing products. In the performance automotive aftermarket, we have the most widely recognized brand name and a broad distribution network, which includes specialized retailers, performance wholesale distributors, mail order retailers and original equipment manufacturers ("OEM's"). We have developed strong relationships with our customers in each distribution channel, including leading companies such as Advance Auto Parts, AutoZone, CSK Auto, Keystone, O'Reilly, Summit Racing, Jeg's mail order, GM Service Parts, Volvo-Penta and Mercury Marine.

         We are committed to providing superior products and services to our customers and believe that our comprehensive quality control and consumer support programs position Holley as the industry leader in quality and service. We are vertically integrated and endeavor to manufacture all critical components and systems. We perform computer controlled tests on all our products prior to shipment to ensure maximum reliability and "out of the box race readiness" -- meaning each product is 100% tested and tuned for maximum performance and is ready for installation. Additionally, we have a significant focus on research and development ("R&D") to continually advance our technology and introduce new products. Our R&D resources include a 14,000 square foot laboratory staffed by 24 degreed engineers who are supported by highly trained technicians. In 1998 and 1999, we have introduced over 1,600 new products, leveraging the Holley name and capitalizing on our superior R&D capability. Our commitment to quality and reputation for superior performance is widely recognized by performance enthusiasts and racers at all levels. For example, since 1969, every race car on The National Association For Stock Car Auto Racing ("NASCAR") circuit has been and continues to be equipped with a Holley carburetor. Another testament to our quality is the many awards that we have won over the years, including Car Craft All-Star Drag Racing Team Pro Sponsor and Manufacturer of the Year, six-time International Hot Rod Association's ("IHRA") Sportsman Sponsor of the Year award, Ford Q1 award and numerous other industry and racing association awards.

BUSINESS STRATEGY

         The primary components of our business strategy are as follows:

-   Leverage the Holley Brand Name Through New Product Introductions;

-   Market Our Products As Systems;

-   Continue to Diversify Product and System Offerings;

-   Improve Manufacturing Efficiency;

-   Leverage Distribution Channels;

-   Pursue Strategic Acquisitions

THE ACQUISITIONS

         FLOWTECH. In October 1999, we acquired Biggs Manufacturing, Inc. (also known as "FlowTech"), a leading manufacturer of performance exhaust systems, headers, mufflers and exhaust accessories. The addition of the FlowTech business to our Hooker exhaust business and other air management products further complements and completes our comprehensive air intake and exhaust management systems. Also, this acquisition provides us with immediate entry into the performance muffler segment of the underhood performance market and with increased distribution in the import performance market. FlowTech has recently introduced the AIRMASS-TM- line of exhaust headers for the growing import performance market.

         NITROUS OXIDE SYSTEMS, INC. In October 1999, we acquired Nitrous Oxide Systems, Inc. ("NOS"), the leading manufacturer of nitrous oxide injection systems to the performance aftermarket. Nitrous oxide injection systems significantly increase engine horsepower by increasing the amount of air / fuel mixture delivered to the cylinders. NOS has a strong position in the import performance market as well as in the drag racing market. NOS complements our ability to offer a range of systems under the hood which substantially increase horsepower and engine performance.

         EARL'S PERFORMANCE PRODUCTS. In October 1999, we acquired Earl's Supply Company, Inc. (also known as Earl's Performance Products) ("Earl's"), a provider of underhood performance fittings, brake lines and hoses. The Earl's business completes our fuel management systems product offerings and expands our cooling system business.

         HOOKER INDUSTRIES, INC. In July 1999, we acquired Hooker, a leading manufacturer of performance exhaust systems, headers, mufflers and Harley-Davidson-Registered Trademark- exhaust pipes under the well known brand "Hooker Headers." The Hooker brand is the leading brand in racing exhaust headers and is the most widely recognized brand in street performance headers. The addition of the Hooker business to our other air management products establishes Holley as the only company to offer a comprehensive and integrated air intake and exhaust management system. The newly introduced Hooker Header system for the Harley-Davidson-Registered Trademark- motorcycle market represents a significant growth opportunity.

         LUNATI COMPANIES. In October 1998, we acquired Lunati, which manufactures and distributes internal engine systems and components including performance camshafts, crankshafts, pistons, rods and other automotive products to the racing market under the "Lunati" brand name. The Lunati acquisition added a well known name in the performance aftermarket to the Holley family of brand names while broadening our internal engine management product lines. The Lunati acquisition also enabled us to enter the growing performance go-cart market and significantly increases our exposure to the junior dragster market.

         WEIAND AUTOMOTIVE INDUSTRIES. In August 1998, we acquired Weiand, a leading manufacturer of induction systems components including intake manifolds, super chargers and water pumps. Historically, Holley purchased and then resold intake manifolds. The Weiand acquisition expanded our manufacturing capabilities to include intake manifolds. Weiand is vertically integrated, manufacturing its own castings at its aluminum foundry, which significantly increases our margins on this product. Additionally, we consolidated all of Weiand's manufacturing operations (other than the foundry) into our Bowling Green, Kentucky operation, which has reduced costs and increased efficiency.

PRODUCTS

         Our product line is broadly divided into two segments: (a) a full line of performance products including induction components, internal engine components and ignition components; and (b) remanufactured products.

         PERFORMANCE PRODUCTS

         We are a leading manufacturer of a diversified line of performance automotive products that are designed to enhance street, off-road, recreational and competitive vehicle performance through increased horsepower, torque and acceleration. We hold a strong position in the performance segment due to our brand preferences among car enthusiasts and racers. Our performance product line, accounting for 80.4% of net sales for fiscal 1999, is made up predominately of induction, internal engine and ignition components.

         INDUCTION COMPONENTS. Induction components are products that transfer gasoline, mix gasoline and oxygen, and route or force the mixed gases to the cylinders. Induction components represent 65.7% of net sales for fiscal 1999. The induction components that we manufacture are as follows:

        PRODUCT                                           DESCRIPTION
        -------                                           -----------
        Carburetors...................................    Mechanical apparatus used to supply internal combustion
                                                          engines with a precise vaporized fuel mixture and
                                                          currently our largest single product offering.  We
                                                          manufacture a broad range of performance, remanufactured
                                                          and specialty carburetors.

        Fuel Injection Systems........................    Electronic apparatus which provides the engine with a
                                                          precise vaporized fuel mixture.  We manufacture a line of
                                                          throttle body and multi-port fuel injection systems for
                                                          popular automotive and marine applications.

        Fuel Pumps....................................    Transfer fuel from the fuel tank to the engine.  We
                                                          manufacture, market and distribute a full line of intank,
                                                          external, mechanical and electronic fuel pumps.

        Intake Manifolds..............................    Collect and direct air to the engine and are designed to
                                                          provide greater engine performance through increasing
                                                          torque and horsepower by better directing the fuel-air
                                                          mixture to the cylinders.  We manufacture a full line of
                                                          aluminum performance intake manifolds for both the
                                                          automotive and marine markets.




        Cylinder Heads................................    Mounted on top of the engine, they house the valves that
                                                          control the fuel/air mixture flowing in and the exhaust
                                                          flowing out of the engine.  Performance cylinder heads
                                                          can increase engine performance through increased
                                                          throttle response, torque and acceleration.


         EXHAUST SYSTEMS. Exhaust systems convey exhaust gases from the engine and reduce the level of environmental pollutants. Hooker and FlowTech are leading manufacturers of exhaust systems components, which represent 5.1% of net sales for fiscal 1999. The exhaust system components that we manufacture as a result of acquiring Hooker and FlowTech are as follows:

        PRODUCT                                           DESCRIPTION
        -------                                           -----------

        Headers.......................................    Highly tuned exhaust manifolds which collect exhaust
                                                          gases from each cylinder and route the gas to a central
                                                          collection point.  Headers are designed to decrease back
                                                          pressure and thus enhance engine performance.

        Mufflers......................................    Sound deadening devices that use mechanical dampers to
                                                          suppress engine exhaust sound.  Performance mufflers are
                                                          designed to either enhance performance by reducing
                                                          exhaust gas back pressure or to produce particular sound
                                                          patterns.

        Exhaust Fittings..............................    Cosmetic and performance tips that are either welded or
                                                          mechanically attached to the muffler or exhaust pipe to
                                                          improve vehicle cosmetics.


         INTERNAL ENGINE COMPONENTS. Internal engine components are the mechanical parts within an engine that transfer power generated from internal combustion to the vehicle's transmission. With the acquisition of Lunati, we successfully entered the internal engine components segment of the market with a line of performance camshafts, crankshafts, pistons and rods that are sold under the well known "Lunati" brand name. Internal engine components represented 9.6% of net sales for fiscal 1999.

        PRODUCT                                           DESCRIPTION
        -------                                           -----------
        Camshafts.....................................    Operate the engine valves and can improve vehicle
                                                          performance by optimizing vehicle torque for both street
                                                          and competition use.

        Crankshafts...................................    Connected to the piston rods, they transmit power to the
                                                          vehicle's transmission.

        Pistons.......................................    Moving in the cylinders, they capture the energy of the
                                                          internal combustion and transmit it to the piston rods
                                                          and crankshaft.

        Rods..........................................    Transmit power from the pistons to the crankshaft.

         IGNITION COMPONENTS. Ignition components ignite and cause combustion of the fuel/air mixture in the cylinders at the optimal moment. In 1997, we successfully entered the ignition components segment of the market with our Annihilator-TM- ignition system, a complete digital ignition system. Ignition systems accounted for approximately 0.5% of 1999 net sales.

        PRODUCT                                           DESCRIPTION
        -------                                           -----------
        Digital Control Module........................    Microprocessor controlled, fully programmable (engine rpm
                                                          based) ignition control system that enables the user to
                                                          specify engine timing parameters. These parameters can
                                                          include spark timing, spark retard, establishing engine
                                                          rpm maximum ("rev limits") and other signals.

        Coils.........................................    Electrical charge collection and relay device designed to
                                                          amplify the electrical impulse being sent to each spark
                                                          plug to deliver a higher current signal/spark.

        Wire Sets.....................................    Engine specific and universal fit wire bundles designed
                                                          to relay the spark signal from the distributor to the
                                                          spark plug with a minimum loss in energy.

        Billet Distributors...........................    Precision machined electromechanical device that controls
                                                          the distribution of ignition spark signal to each of the
                                                          engines spark plugs.


         PERFORMANCE CHEMICALS AND COOLING SYSTEMS. We recently introduced a line of specialty chemicals which are effective in the internal cleansing of an engine's fuel system. This line is being manufactured and distributed by a private label chemical manufacturer but sold under the Holley brand name. As a result of the Weiand acquisition, we entered the cooling systems segment of the performance market with Weiand's performance water pump.

         REMANUFACTURED CARBURETORS/FUEL INJECTORS. We manufacture and market a line of remanufactured carburetors and fuel injection components. Remanufacturing is the process of repairing, reconditioning, recalibrating and cleaning used products. Our remanufactured product line accounted for 19.6% of net sales for fiscal 1999. We recently introduced a line of remanufactured fuel injectors for the fleet truck marketplace.

RESEARCH AND DEVELOPMENT

         We constantly develop new products to respond to consumer demand, to increase the performance characteristics of existing product lines and to expand into new product lines. Over the course of our history, we have expanded our business operations by developing and adapting product lines in response to changing engine technology, such as our development of the Annihilator(TM) ignition system and our performance throttle body and multi-port fuel injection systems. Focusing primarily on fuel injected vehicles, we have introduced over 1,100 new part numbers in 1999. We were awarded the SEMA Best New Product Award in 1999 for our 500 gallon per hour electric fuel pump and again in 2000 for the NOS annular discharge plate.

         We recently completed the construction and installation of a 14,000 square foot R&D laboratory at our Bowling Green facility. Operated by 24 degreed engineers who are supported by highly trained technicians, this R&D facility has a full complement of engineering and testing equipment including 8 state of the art dynamometers used for full scale engine analysis, 18 computer modeling stations and a full range of environmental testing capabilities. In 1997, we spent approximately $2.7 million on R&D; in 1998, we spent approximately $2.3 million; and in 1999, we spent approximately $2.4 million on R&D.

DISTRIBUTION

         We have a broad distribution network in the industry and sell through retail, wholesale, mail order and original equipment manufacturer segments. Our products are sold in all 50 states and Canada and to a lesser degree to other export markets. Our largest and fastest growing distribution channel is mail order which includes our two largest customers, Summit Racing and Jeg's. In 1999, Summit Racing, our single largest customer, accounted for 13.5% of total net sales, and our second largest customer, Jeg's, accounted for approximately 8.0%. The retail channel includes mass merchandisers and auto parts retailers with the majority of our retail sales through auto parts retailers which include Advance Auto Parts, AutoZone, CSK Auto and Pep Boys. We have recently been selected to be the performance induction system category manager for advance Auto Parts and have recently started selling our performance products to CSK Auto and have expanded our product coverage at AutoZone and Pep Boys. Wholesale distribution is the industry's traditional channel and a major outlet for our performance products. Significant customers include Keystone, O'Reilly and the 3-Star, AAM and USP buying groups.

         We manufacture performance products for and sell directly to original equipment manufacturers including the "Big Three" automakers as well as manufacturers of marine applications, material handling and stationary power equipment. Approximately 8.2% of our 1999 net sales came from direct performance product sales to original equipment manufacturers.

         While not a specific distribution channel, we export products to several U.S.-based suppliers that have worldwide distribution capabilities. Export products are used for American-made automobiles throughout Europe, Australia, Asia, South America and Central America and represented approximately 2.0% of our 1999 net sales.

MARKETING

         We have an experienced sales force of 18 outside and 15 in-house salespersons, and we support our sales efforts with extensive advertising and promotional programs. We focus our advertising and promotional efforts on NASCAR and the drag racing market (NHRA and IHRA) because of their importance in the motorsports industry and influence on the performance aftermarket. In addition, we sponsor many of the nation's other leading racing sanctioning bodies, including the IHRA and the NHRA, as well as key motor sports associations including the National Street Rod Association, the World Karting Association and the National Muscle Car Association. We also sponsor different national events including the Holley Spring Nationals drag racing event, Hot Rod Magazine East and West Coast Power Tours, the Rod and Custom Americruise and the Hot Rod Magazines' Power Club. For 2000, the IHRA Sportsman drag racing series will be known as the Holley Sportsman Drag Racing Championship.

         To ensure that we understand and appreciate the needs of our customers, we operate three touring display trailers carrying our products and catalogs and personnel. These trailers, one of which is a 64 foot -- 18 wheel trailer and two of which are 35 foot -- 5th wheel trailers, travel to approximately 125 events nationally including automotive racing events, specialty automotive shows, retail store openings and distributor open houses. We also maintain a technical hotline, e-mail address and web page to assist consumers with installation and application questions. A total of 22 qualified technicians handle approximately 53,000 inquiries per year.

         In March 2000, we initiated a major restructuring of our sales and marketing department, eliminating our outside sales force and retaining independent sales representative organizations to take over this function.

RAW MATERIALS

         We purchase raw materials typically in the form of components for our various products from many different suppliers. These materials include items such as various castings and forgings of metal components, gaskets, plastic components and other similar components of our products. Holley has one significant supplier of raw materials, which is Gerity-Schultz, a zinc foundry operator that supplies us with zinc castings for our performance carburetors. We buy the zinc castings, which are essentially blocks of zinc-based metal roughly in the dimensions of our carburetors, which we further machine and customize into our finished carburetors. We buy the castings in bulk on prices that are negotiated to be firm for six months, regardless of change in the price of the zinc and other base materials during that period. The materials we buy from this supplier account for approximately 12% of our total raw material purchases. Other than Gerity-Schultz, there are few other zinc foundries in the country, and the tooling we own for the zinc castings are specifically designed for the Gerity-Schultz equipment. In 1999, our top seven suppliers, including Gerity-Schultz, accounted for approximately 32.7% of our total raw material purchases; our top six suppliers, other than Gerity-Schultz, accounted for 16.1% of our raw material purchases. However, no one supplier other than Gerity-Schultz accounted for more than 3.7% of our total raw material purchases in 1999, with an average of approximately 1.7% for each of our top twenty suppliers. We have two or more sources of supply for all of our significant raw materials supplied to us, other than the materials supplied by Gerity-Schultz.

TRADEMARKS AND PATENTS

         Holley and its subsidiaries have registered or are in the process of registering approximately 90 trademarks on the names and logos of the various companies and their products in the U.S. and other countries. Holley and its subsidiaries have approximately 43 patents on various products registered in the U.S. and other countries. None of Holley's important patents are scheduled to expire in the near term.

SEASONALITY

         Our operations experience slight seasonal trends which generally affect the overall automotive aftermarket industry. Historically, our revenues are highest in the spring, during our second fiscal quarter, which marks the beginning of the racing season and when the weather is better suited for outdoor automotive repair activity. Seasonality has a more prevalent effect on our remanufacturing facility in Springfield, and accordingly, we occasionally hire temporary employees to respond to peak demand.

COMPETITION

         There is significant competition in the performance automotive products segment, and we compete with many other companies and individuals in the manufacture and sale of performance automotive parts. We compete primarily on the basis of product performance, brand name, quality, service and price. Some of our competitors are substantially larger and have greater financial resources than we do. Within our performance products line, we primarily compete with Edelbrock Corporation, a public company, though we also compete against smaller, specialized producers of performance automotive products. Holley and Edelbrock are the only two companies that currently provide products for nearly all product segments of the performance market.

EMPLOYEES

         As of December 31, 1999, we had approximately 921 employees, approximately 40 of whom are part-time, 658 are hourly and 223 are full-time/salaried. None of our employees are represented by labor unions, and we provide a comprehensive benefits program to all full-time employees. Hooker had approximately 362 employees, including approximately 315 in Mexico and 47 in California. Earl's had approximately 98 employees, including 79 hourly and 19 salaried. Flow Tech had approximately 88 employees including approximately 80 in Arizona and 8 in Mexico. NOS had approximately 25 employees at its California facility.

ITEM 2- PROPERTIES

         We have eight manufacturing facilities located in Bowling Green, Kentucky; Springfield, Tennessee; Los Angeles, Long Beach, California; Memphis, Tennessee; Tempe, Arizona; and Ciudad Industrial and Sonoita, Sonora, Mexico. We believe that each is well maintained and suitable for its purpose. As part of our business strategy, we endeavor to manufacture in our facilities all critical components and systems. However, to complete certain products, we outsource certain processes to third parties. Our approximately 220,000 square foot manufacturing and distribution facility in Bowling Green, Kentucky sits on 15.4 acres and also is our headquarters. At this location, we manufacture and package carburetors, intake manifolds, electric fuel pumps and fuel injection systems. In the third quarter of 1999, we completed construction of a new approximately 110,000 square foot distribution facility in Bowling Green, Kentucky. We have moved all of our performance products distribution functions to this facility, allowing us to expand our manufacturing operations at our current facilities.

         Our remanufactured carburetor operation is located in Springfield, Tennessee. This approximately 95,000 square foot facility is also completely cellularized with seven manufacturing cells that are managed by employee self-directed teams. We lease the Springfield facility on a year to year basis from the local industrial authority at a rate of one hundred dollars ($100) per year. The Springfield local industrial authority financed the building's construction with an industrial revenue bond, and in turn leases the building to Holley at sub-market rates in order to attract Holley to Springfield. We can purchase the building at any time for $100, but would then become subject to property taxes on the building. The lease expires in November 2001, and we currently intend to continue leasing this property through such term.

         In connection with the Weiand acquisition, we acquired a leasehold interest in an approximately 30,000 square foot aluminum foundry located in Los Angeles, California. The other manufacturing operations of Weiand were moved to our Bowling Green facility. We employ over forty employees at the foundry which operates four pouring stations and four mold machines to produce components used in the manufacture of manifolds and other performance parts. In connection with the Lunati acquisition, we acquired a leasehold interest in an approximately 30,000 square foot manufacturing facility located in Memphis, Tennessee. This location manufactures, packages and distributes camshafts, crankshafts, pistons and rods.

         Hooker has a manufacturing facility in Ciudad Industrial, Mexico and an administrative office in Ontario, California. Hooker leases the land and buildings in Ontario, California from H & S Properties, Inc. pursuant to various lease agreements, which expire August 31, 2003. The lease agreements do not provide for any renewal options upon completion of the current lease term. The monthly rent payments are subject to adjustment based upon the consumer price index. Hooker leases the land and buildings in Ciudad Industrial, Mexico from a third-party lessor. The lease was recently renewed for a term ending July 31, 2004. The lease does not provide for rent escalations during this period.

         As a result of our fourth quarter acquisitions of FlowTech, NOS and Earl's, we acquired leasehold interests in a number of facilities. These include a manufacturing facility in Tempe, Arizona, where we manufacture and package performance exhaust components; a manufacturing facility in Long Beach, California where we manufacture, package, and distribute performance hoses and fittings; and an administrative office in Costa Mesa, California. In addition, we acquired leasehold interests in a number of smaller retail and distribution facilities located in Lawndale, California; Indianapolis, Indiana; Towcester, Northants, United Kingdom; and Australia.

ITEM 3- LEGAL AND ENVIRONMENTAL PROCEEDINGS

         In May 1999, Union Pacific Railroad Company initiated litigation against Weiand and others in federal district court for the Central District of California alleging that certain soil and groundwater contamination discovered on the Union Pacific property in Los Angeles migrated from the adjacent Weiand facility and, therefore, Weiand is responsible for costs related to investigation and remediation. The complaint seeks costs in the amount of $4.5 million already incurred and at least an additional $800,000 in future response costs, as well as an injunction directing Weiand to abate the alleged contamination. At this time, we are unable to assess the likelihood of an unfavorable outcome or, in the event of such an outcome, the amount of any resulting liability. We are investigating the claims of Union Pacific and the property owner and intend to defend them vigorously. Recently, we discovered possible significant soil contamination on the Weiand property, which has not yet been confirmed or assessed. The property owner may assert claims for damage to the property. Holley intends to defend any such claims vigorously.

         We have been named as defendants in a number of legal actions arising from normal business activities. Although the amount of any ultimate liability with respect to such matters cannot be precisely determined, we do not expect any such liability to have a material adverse effect on our overall operations.

ITEM 4- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Holley does not have a class of capital stock registered pursuant to the Securities Exchange Act of 1934, as amended, and there is no established public trading market for its Common Stock. Holley is restricted from paying dividends under its senior credit facility, and otherwise has no present intentions to declare or pay dividends.

          In connection with Holley's acquisition of Lunati Cams, Inc., Lunati & Taylor Pistons Incorporated and LMT Motor Sports Corporation, Holdings sold $5.0 million of its common stock to KHPP Acquisition Company, L.P. and contributed the proceeds of such sale to Holley. Holdings sold an additional $10.1 million of its common stock to KHPP Acquisition Company, L.P. and certain other key management members, in connection with Holley's acquisition of Hooker Industries, Inc., Biggs Manufacturing, Inc., Nitrous Oxide Systems, Inc. and Earl's Supply Company, Inc. and contributed the proceeds of this sale to Holley. These sales were exempt from registration pursuant to Section 4(2) of the Securities Act because of the private nature of the transactions and the financial sophistication of the purchasers involved.

ITEM 6- SELECTED CONSOLIDATED FINANCIAL DATA

INCOME STATEMENT DATA
(in $000's)                                       1995          1996         1997         1998          1999
                                                ---------    ---------    ---------    ----------   ----------
Revenues                                         $ 96,322     $ 96,290     $ 98,803     $ 101,363    $ 130,091
Cost of sales                                      66,499       65,368       69,192        69,997       88,127
                                                ---------    ---------    ---------    ----------   ----------
          Gross profit                             29,823       30,922       29,611        31,366       41,964
                                                ---------    ---------    ---------    ----------   ----------
Operating expenses
       Selling, general, and administrative        18,558       18,868       22,759        19,411       28,089
       Plant relocation costs                           -            -            -           452        1,089
       Amortization expense                             -          113          113         1,671        4,536
                                                ---------    ---------    ---------    ----------   ----------
          Total operating expenses                 18,558       18,981       22,872        21,534       33,714
                                                ---------    ---------    ---------    ----------   ----------
Operating income                                   11,265       11,941        6,739         9,832        8,250

Interest expense                                        -            -            -         4,705       11,848
Other income/(expense)                                 13         (183)          45        (1,626)           -
                                                ---------    ---------    ---------    ----------   ----------
Income/(loss) before taxes                         11,278       11,758        6,784         3,501       (3,598)

Provision/(benefit) for income taxes                    -        4,514        2,520         1,831         (323)
                                                ---------    ---------    ---------    ----------   ----------
Income/(loss) before extrordinary item             11,278        7,244        4,264         1,670       (3,275)

Extraordinary item                                      -            -            -             -        1,654
                                                ---------    ---------    ---------    ----------   ----------
Net income/(loss)                                $ 11,278     $  7,244     $  4,264     $   1,670    $  (4,929)
                                                =========    =========    =========    ==========   ==========

OTHER FINANCIAL DATA:
       Depreciation and amortization             $  1,034     $  1,150     $  1,063     $   4,123    $  10,128
       Capital expenditures                           532          466          942         4,007        4,642
       Total assets                                31,675       36,718       33,884       178,072      262,463
       Total debt                                       -       13,428        9,081        93,088      164,705

ITEM 7- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the notes thereto.

         KHPP Acquisition Corporation ("Acquisition") and KHPP Holdings, Inc. ("Holdings"), both Delaware corporations, were formed by Kohlberg & Co., L.L.C. in 1998 to effect the acquisition of Holley. Acquisition purchased Holley in 1998 for approximately $100 million, and immediately thereafter merged with and into Holley. The purchase of Holley and the merger of Acquisition into Holley are together referred to herein as the "Holley Acquisition."

         The Holley Acquisition (the acquisition of Holley by Kohlberg from Coltec Industries) was accounted for as a purchase. Accordingly, the consolidated financial statements of Holley reflect the purchase method of accounting effective May 15, 1998. In connection with the October 1999 acquisitions of FlowTech, NOS and Earl's and to repay existing indebtedness under its bank credit facility, Holley, in September 1999, issued (the "Initial Offering") $150,000,000 of 12 1/4% Senior Notes due 2007 at a discount of 3.7% (the "Senior Notes") pursuant to an Indenture (the "Indenture"). The Company completed an exchange of the Senior Notes for identical, but publicly-tradeable notes pursuant to an exchange offer registered with the Securities and Exchange Commission ("SEC").

         Holley's results of operations for fiscal 1999 and 1998 (as defined below) have been affected by the acquisition of Holley and the subsequent acquisitions of Weiand, Lunati, Hooker, FlowTech, NOS, and Earl's ("the acquisitions"). Fiscal 1999 and 1998 results include the results of operations from the acquisitions subsequent to their acquisition dates. Consequentially, comparisons of 1999 and 1998 results with earlier years will not be meaningful without a comprehensive understanding of the information provided under "Results of Operations." For the purposes hereof, "fiscal 1998" refers to the twelve-month period ended December 31, 1998 and reflects the sum of Holley's results of operations for the five months ended May 15, 1998 (before the allocation of purchase price relating to the acquisition by Holdings) and the results of operations for the seven months ended December 31, 1998 (after the allocation of the purchase price

RESULTS OF OPERATIONS

COMPARISON OF THE YEARS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998

         NET SALES. Net sales equals gross revenues less provisions for volume rebates, co-op advertising allowances and freight-out expenses. Net sales for the year ended December 31, 1999 totaled $130.1 million compared to $101.4 million for the same period in 1998, an increase of $28.7 million or 28.3%. Sales in the performance segment were $104.6 million compared to $73.7 million in the same period in 1998, an increase of $30.9 million or 41.9%. Sales in the remanufacturing segment were $25.5 million compared to $27.7 million in the same period in 1998, a decrease of $2.2 million or 7.9%. The increase in the performance segment was largely attributable to additional sales from the acquired businesses (Weiand, Lunati, Hooker, FlowTech, NOS, and Earl's) of $28.6 million. In addition, sales of performance products in the base business (the business owned in both periods) increased by $8.2 million or 15.4% over the same period in 1998. This was partially offset by reduced sales to original equipment manufacturers and bulk customers of $4.2 million or 28.6%, and reduced sales from a product line that was sold of $1.7 million or 63.2%. The reduced sales from a product line that was sold reflects the sale of part of our industrial ignition business in May 1998. The reduced original equipment and bulk sales primarily resulted from the final phasing out of component supply to the former automotive operations of Coltec Industries that were acquired by Borg Warner in 1996 and substantial price increases on components that are sold in bulk to assemblers or modifiers. These assemblers and modifiers would assemble the purchased components into finished products that would then compete with our products. Remanufacturing sales were down due to general market declines.

         Net sales for the three months ended December 31, 1999 totaled $35.4 million compared to $25.6 million for the same period in 1998, an increase of $9.8 million on 38.3%. Sales on the performance segment were $29.1 million compared to $18.4 million in the same period in 1998, an increase of $10.7 million or 58.1%. Sales in the remanufacturing segment were $6.3 million compared to $7.2 million in the same period in 1998. The increase in the performance segment was largely attributable to additional sales from the acquired businesses of $10.1 million and increased sales of performance products in the base business of $2.1 million. Some of the sales increase in the performance segment was also due to dating and other special programs that were run in the fourth quarter. This was partially offset by reduced sales to original equipment manufacturers and bulk customers of $1.2 million and reduced sales from a product line that sold of $0.3 million. The decrease in remanufacturing was attributable to declining market conditions.

         GROSS PROFITS. Gross profits for the year ended December 31, 1999 totaled $42.0 million or 32.3% of net sales compared to $31.4 million or 31.0% of sales for the same period in 1998. This is an increase of $10.6 million or 33.8%. In the performance segment, gross profits were $35.1 million or 33.6% of net sales compared to $24.3 million or 33.0% of net sales in the same period in 1998, an increase of $10.8 million or 44.4%. In the remanufacturing segment, gross profits were $6.9 million or 26.9% of net sales compared to $7.1 million or 25.6% of net sales in the same period in 1998, a decrease of $0.2 million or 3.5%. The increase in the performance segment is attributable to gross profits contributed by our acquired companies of $10.0 million and additional gross profit in the base business of $0.6 million. The increase in the base business is primarily attributable to increased sales volume, while in the remanufacturing segment, the decrease was mostly attributable to reduced sales volume offset by cost reductions.

         Gross profits for the three months ended December 31, 1999 totaled $9.8 million or 27.7% of net sales compared to $7.4 million or 28.9% of net sales in the same period in 1998, an increase of $2.4 million or 32.4%. Gross profits in the performance segment were $8.5 million or 29.2% of net sales compared to $5.7 million or 31.0% of net sales in the same period in 1998, an increase of $2.8 million or 49.1%. In the remanufacturing segment, gross profits were $1.3 million or 20.6% of net sales compared to $1.7 million or 23.6% of net sales in the same period in 1998, a decrease of $0.4 million or 23.5%. The increase in the performance segment was mostly attributable to $2.5 million of additional gross profits from the acquired businesses and $0.7 million due to higher volume in the base performance business. This was partially offset by $0.4 million reduced gross profit due to reduced sales to original equipment manufacturers and bulk customers, and from a product line that was sold. The reduction in the gross profit percentage to net sales in the performance segment was largely attributable to decreased gross profits at the acquired businesses due to customer and product mix issues, and increased warranty and depreciation expense. The increased depreciation expense resulted from the write-up of acquired assets to fair market value in purchase accounting. The decrease in the remanufacturing segment was due to reduced sales volume and increased warranty expense. The reduction in the gross profit percentage to net sales in the remanufacturing segment was largely attributable to increased warranty expense.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the year ended December 31, 1999 totaled $28.1 million or 21.6% of sales compared to $19.4 million or 19.1% for the same period in 1998. This is an increase of $8.7 million or 44.8%. The increase is primarily attributable to spending at the acquired businesses (Weiand, Lunati, Hooker, FlowTech, NOS, and Earl's) of $3.2 million, increased marketing spending of $3.6 million, increased depreciation of $1.3 million and increased professional services of $0.6 million.

         Selling, general and administrative expense for the three months ended December 31, 1999 totaled $9.2 million or 26.0% of sales compared to $4.7 million or 18.4% of sales in the same period in 1998. This is an increase of $4.5 million or 95.7% over prior year. The increase is largely attributable to $2.7 million in additional expenses from the acquired businesses, $1.1 million in increased marketing costs, and $0.9 million in increased other administrative costs.

         PLANT RELOCATION COSTS. Plant relocation costs for the year ended December 31, 1999 totaled $1.1 million resulting from one-time expenses incurred in the integration of acquisitions. This compares to $0.5 million in the same period in 1998.

         AMORTIZATION EXPENSE. Amortization expense for the year ended December 31, 1999 totaled $4.5 million compared to $1.7 million for the same period in 1998. These expenses reflect the amortization of goodwill, transaction fees, and other intangible assets associated with the purchase of Holley by Holdings; the subsequent acquisitions of Weiand, Lunati, Hooker, FlowTech, NOS, and Earl's; and the valuation of intellectual property.

         INCOME FROM OPERATIONS. Income from operations for the year ended December 31, 1999 totaled $8.3 million compared to $9.8 million for the same period in 1998, a decrease of $1.5 million or 15.3%. The decrease is primarily due to the increased amortization expense, plant relocation costs, and increased selling, general and administrative expenses partially offset by increased sales and gross margins.

         The loss from operations for the three months ended December 31, 1999 totaled $(1.3) million compared to income of $1.5 million in same period in 1998, a reduction of $2.8 million. The reduced operating results reflects increased selling, general and administrative costs of $4.5 million and increased amortization expense of $0.8 million offset by increased gross profit of $2.4 million and reduced plant relocation costs of $0.1 million.

         INTEREST EXPENSE. Interest expense was $11.8 million for the year ended December 31, 1999 compared to $4.7 million for the same period in 1998. The expense resulted from interest on our Company's term loans, revolving credit facility, and the initial accrual of interest associated with our 12 1/4 % senior notes due 2007 issued in September 1999. The term loans were incurred in May 1998, October 1998, and July 1999 in connection with the purchase of Holley from Coltec and the subsequent acquisitions of Weiand, Lunati and Hooker. The revolving letter of credit is used to finance general business and working capital needs. The proceeds from the sale of our senior notes were used to pay back the existing term loans and to finance our 1999 acquisitions.

         OTHER INCOME / (EXPENSE). Other income / (expense) was -0- for the year ended December 31, 1999 compared to $1.6 million in expense for the same period in 1998. The 1998 expense includes $1.0 million in fees paid to Coltec under a licensing agreement.

         PROVISION FOR INCOME TAXES. Provision for income taxes for the year ended December 31, 1999 was $(0.3) million compared to $1.8 million for the same period in 1998. The benefit in 1999 results from taxable income being negative due to increased interest expense.

         EXTRAORDINARY ITEM. An extraordinary item was booked to reflect the write off of $1.7 million (net of tax) of unamortized financing and transaction fees associated with our bank term debt. This bank debt was paid off in full in September 1999 with the proceeds of our senior notes offering.

         NET INCOME / (LOSS). Net loss for the year ended December 31, 1999 was $(4.9) million compared with $1.7 million for the same period last year, a decrease of $6.6 million. The decrease reflects increased interest expense of $7.1 million and increased amortization expense of $2.8 million, expense items associated with the acquisitions that were not incurred prior to the acquisitions. In addition, net income was reduced by the extraordinary item of $1.7 million reflecting the write-off of financing fees. These reductions were partially offset by increased operating income before amortization expense of $1.3 million, reduced other expense of $1.6 million, and reduced provision for income taxes of $2.1 million.

         The net loss for the three months ended December 31, 1999 totaled $(3.4) million compared to a loss of $(0.7) million in the same period in 1998, a difference of $(2.7) million. The difference is attributable to decreased operating income of $2.8 million and increased interest expense of $2.4 million offset by increased income tax benefit of $2.3 million and increased other income of $0.2 million.

COMPARISON OF YEARS ENDED DECEMBER 31, 1998 AND DECEMBER  31, 1997

         NET SALES. Net sales for fiscal 1998 increased to $101.4 million from $98.8 million in fiscal 1997, an increase of $2.6 million or 2.6%. Sales in the performance segment were $73.7 million compared to $69.3 million in the same period in 1997, an increase of $4.4 million of 6.3%. Sales in the remanufacturing segment were $27.7 million compared to $29.5 million in the same period in 1997, a decrease of 6.1%. The increase in performance sales was attributable to increased base business sales of $4.8 million, post-acquisition sales from Weiand and Lunati of $2.9 million, offset by reduced sales from product lines that were sold of $2.0 million, and reduced original equipment manufacturer and bulk sales of $0.5 million. The increased performance products sales reflected the successful introduction of our new line of polished carburetors, increased sales of fuel pumps, and a fivefold increase in the sales of SysteMax power systems and components. The reduced sales due to product lines that were sold reflect the sale of part of our industrial ignition business which is being de-emphasized as it does not fit with our core competencies or business plans. We are actively engaged in trying to sell the remainder of this product line. Original equipment manufacturer and bulk business includes our sales to automotive, marine and industrial original equipment manufacturers as well as engine builders and modifiers who are active in the racing market. The reduced sales in this segment reflected the final phasing out of component supply to the former Coltec automotive operations that were acquired by Borg Warner in 1996. Remanufacturing sales were down due to general market declines.

         GROSS PROFITS. Gross profits for fiscal 1998 increased to $31.4 million or 31.0% of net sales from $29.6 million or 30.0% of net sales in fiscal 1997, an increase of $1.8 million. In the performance segment, gross profits were $24.3 million or 33.0% of sales compared to $24.0 million or 34.6% of sales in the same period in 1997. In the remanufacturing segment, gross profits were $7.1 million or 25.6% of sales compared to $5.7 million or 19.2% of sales in the same period of 1997. In the performance segment, the increase due to increased sales volume and productivity improvements of $1.3 million was offset by increased depreciation expenses of $1.3 million resulting from the write-up in value of fixed assets associated with the purchase of Holley. In the remanufacturing segment, the improved gross margins were attributable to reduced warranty expense of $0.7 million, reduced overhead spending of $0.6 million, and productivity improvements of $0.5 million.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for fiscal 1998 decreased $3.4 million to $19.4 million from $22.8 million for fiscal 1997. For fiscal 1998 and 1997, as a percentage of net sales, these expenses were 19.1% and 23.0%, respectively. The decrease was primarily attributable to reduced provision for doubtful accounts of $1.5 million, savings arising from our restructuring initiatives of $1.0 million, reduced corporate office costs of $1.0 million, reduced customer acquisition costs of $0.5 million, reduced R&D costs of $0.4 million and other general expense reductions of $0.2 million, offset by increased marketing expenses of $1.2 million. The reduced corporate office costs reflected the elimination of the allocation of corporate office costs charged by Coltec equal to 2.3% of net sales.

         PLANT RELOCATION COSTS. Plant relocation costs totaling $0.5 million were booked in fiscal 1998 reflecting relocation costs associated with our internal restructuring initiatives and the acquisitions of Weiand and Lunati. No such corresponding expense was incurred in fiscal 1997.

         AMORTIZATION EXPENSE. Amortization expense increased by $1.6 million to $1.7 million in fiscal 1998. The increase reflected the amortization of goodwill and transaction costs associated with the purchase of Holley by Holdings and the subsequent acquisitions of Weiand and Lunati.

         INCOME FROM OPERATIONS. Income from operations for fiscal 1998 increased to $9.8 million form $6.7 million in fiscal 1997, an increase of $3.1 million or 46.3%. The increase was due primarily to an increase in sales volume and manufacturing productivity improvements and administrative cost savings resulting from our restructuring initiatives.

         INTEREST EXPENSE. Interest expense for fiscal 1998 increased to $4.7 million. We had no interest expense in 1997 because Coltec funded all our working capital needs. These expenses reflected the interest on our term loans and revolving credit facility. This debt was incurred in 1998 in connection with the purchase of Holley from Coltec, the subsequent acquisitions of Weiand and Lunati and general business and working capital needs.

         PROVISION FOR INCOME TAXES. Provision for income taxes for fiscal 1998 decreased to $1.8 million from $2.5 million for fiscal 1997, a decrease of $0.7 million or 28.0%. The effective tax rates were 52.3% and 37.1% for fiscal 1998 and 1997, respectively. The effective tax rate is unfavorably impacted by the relatively high amount of amortization expense which represents a reduction of accounting net income as presented herein, but is not deductible for tax purposes.

         NET INCOME. As a result of the factors described above, net income for fiscal 1998 was $1.7 million, a decrease of $2.6 million from fiscal 1997. The decrease reflected increased interest expense of $4.7 million and increased amortization expense of $1.6 million, expense items associated with the acquisitions of Weiand and Lunati.

QUARTERLY RESULTS (IN THOUSANDS OF $)

         The following table sets forth unaudited operating data for each of the specified quarters of fiscal years 1998 and 1999. This quarterly information has been prepared on the same basis as the annual not been consolidated financial statements and, in the opinion of management, contains all adjustments necessary to state fairly the information set forth herein.


                                                For the Year Ended                                    For the Year Ended
                                                December 31, 1999                                     December 31, 1998
                                   -------------------------------------------         --------------------------------------------
(in $000's)                          First      Second      Third      Fourth            First        Second      Third    Fourth
                                    Quarter     Quarter    Quarter     Quarter          Quarter      Quarter     Quarter   Quarter
                                   --------    --------   --------    --------          -------      -------    --------   -------
Revenues                           $ 30,801    $ 34,131    $29,807     $35,352          $24,379      $25,688    $ 25,721   $25,575
Cost of sales                        20,249      22,322     20,039      25,517           16,791       17,522      17,500    18,184
                                   --------    --------   --------    --------          -------      -------    --------   -------
    Gross profit                     10,552      11,809      9,768       9,835            7,588        8,166       8,221     7,391
                                   --------    --------   --------    --------          -------      -------    --------   -------
Operating expenses
    Selling, general, and
      administrative                  6,232       6,026      6,593       9,238            5,235        4,428       5,061     4,687
         Plant relocation costs         360          64        331         334                -            -           -       452
         Amortization expense           928         851      1,157       1,600                -          319         572       780
                                   --------    --------   --------    --------          -------      -------    --------   -------
         Total operating expenses     7,520       6,941      8,081      11,172            5,235        4,747       5,633     5,919
                                   --------    --------   --------    --------          -------      -------    --------   -------
Operating income/(loss)               3,032       4,868      1,687      (1,337)           2,353        3,419       2,588     1,472

Interest expense                      2,004       2,337      3,071       4,436                -          900       1,749     2,056
Other income/(expense)                   (2)         (5)        (2)          9              (59)      (1,342)        (75)     (150)
                                   --------    --------   --------    --------          -------      -------    --------   -------
Income/(loss) before taxes            1,026       2,526     (1,386)     (5,764)           2,294        1,177         764      (734)

Provision/(benefit) for income
    taxes                               796       1,208         34      (2,361)           1,047          456         339       (11)
                                   --------    --------   --------    --------          -------      -------    --------   -------
Income/(loss) before extrordinary
    item                                230       1,318     (1,420)     (3,403)           1,247          721         425      (723)

Extraordinary item                        -           -      1,654           -                -            -           -         -
                                   --------    --------   --------    --------          -------      -------    --------   -------
Net income/(loss)                  $    230     $ 1,318   $ (3,074)   $ (3,403)         $ 1,247      $   721    $    425   $  (723)
                                   ========    ========   ========    ========          =======      =======    ========   =======

 LIQUIDITY AND CAPITAL RESOURCES

         OPERATING ACTIVITIES. Net cash provided/(used) by operating activities for fiscal 1999, 1998 and 1997 was $(7.7) million, $4.6 million and $5.7 million, respectively. The decrease in net income and increased working capital requirements contributed primarily to the increase in net cash used by operating activities in fiscal 1999. Inflows from deferred taxes, the write-off of existing finance costs and depreciation & amortization of $12.5 million were offset by increased working capital of $15.3 million and a net loss of $4.9 million. The increase in working capital was primarily attributable to higher accounts receivable of $6.5 million due to higher sales volume in the fourth quarter driven by year-end dating programs and other special programs;
increased inventories of $3.1 million; increased other current assets of $5.6 million including $4.1 million of income tax refunds receivable; and decreased accounts payable of $0.8 million offset by increased accrued liabilities of $0.7 million.

         INVESTING ACTIVITIES. Net cash used in investing activities for fiscal 1999, 1998 and 1997 were $65.3 million, $133.3 million and $0.6 million, respectively. The primary use of cash during fiscal 1999 was to fund the acquisitions of Hooker, FlowTech, NOS, and Earl's. In addition, we spent $4.6 million on capital additions in 1999.

         Construction was completed on our new distribution center near Bowling Green, KY in October, 1999 which we lease under a capital lease arrangement. The new facility was financed by the local Economic Development Authority, allowing us to take advantage of certain state and local tax incentives granted for generating new employment.

         FINANCING ACTIVITIES. Net cash provided by / (used in) financing activities for fiscal 1999, 1998 and 1997 was $72.3 million, $130.8 million and $(5.1) million, respectively. Cash provided in 1999 was primarily due to the proceeds from additional equity contributions of $10.1 million, additional bank debt incurred for acquisitions and working capital needs of $37.6 million, an economic development equipment loan related to our new distribution center of $0.6 million and the net proceeds from our senior notes offering of $144.5 million. Such amounts were primarily used to pay for acquisitions, pay back existing bank debt and to fund working capital requirements, as discussed above. Cash outflows included retirement of bank debt equal to $113.7 million and the payment of fees associated with debt issuance, stock issuance, and acquisitions of $6.8 million.

         Our primary sources of liquidity are funds generated by operations and borrowings under our bank credit facility. Holley is dependent on the revolving line of credit facility to fund its working capital needs. Based on our projections, we believe that we will be in compliance with the quarterly financial ratio covenants during 2000 and that the revolving line of credit facility will be adequate to fund our working capital needs during 2000. However, should the revolving line of credit become unavailable or should we fail to meet our projected results, we may be forced to seek additional sources of financing in order to fund our working capital needs.

         We historically have expanded our business through the acquisition of other related and complementary businesses, and we continue to seek and evaluate acquisition opportunities. We anticipate that our existing capital resources and cash flow generated from future operations, proceeds from the offering, and drawings under our bank credit facility will enable us to maintain our planned operations, capital expenditures and debt service for the foreseeable future. We also anticipate that implementing our acquisition strategy will require us to incur additional indebtedness. However, our current indenture and bank credit facility terms, as well as our current level of indebtedness, would significantly limit or prevent incurrence of any substantial indebtedness.

         BANK CREDIT FACILITY. In May 1998, we established a senior secured credit facility with a group of banks led by Credit Agricole Indosuez, which after certain amendments consists of a $35.0 million revolving credit facility.

         We may borrow from time to time under the revolving credit facility for working capital purposes, and all outstanding borrowings thereunder must be repaid in full by June 2003. Loans under our bank credit facility bear interest, at our option, at one of two floating rates which can be changed at our option from time to time: either a base rate, based on Credit Agricole Indosuez' announced "prime rate," or 1/2% per annum in excess of the Federal Funds Rate, plus an additional 1.0% per annum, or the reserve adjusted London Interbank Offered Rate plus an additional 2.5%. The bank credit facility contains various covenants made by Holley, including covenants prohibiting or limiting our ability to:

    -      incur additional debt;

    -      grant liens; or

    - sell our assets, together with financial covenants and information reporting requirements we must meet.

         During the term of the bank credit facility, Holley, on a consolidated basis, will be required to maintain a minimum EBITDA level as well as certain financial ratios, including: (1) a ratio of debt to EBITDA, whereby EBITDA is defined as net income before provision for interest, tax, depreciation or amortization expense and (2) a ratio of EBITDA to interest expense, in each case, on a trailing four-quarter basis. Any borrowings under the revolving credit facility will be limited to the lesser of $35.0 million or 75% of the eligible accounts receivable and 55% of the eligible inventory of Holley and its subsidiaries.

         Our bank credit facility is guaranteed by all of Holley's subsidiaries, and is secured by a first priority security interest in favor of the bank lenders in the capital stock of Holley and its subsidiaries and in each of their accounts receivable and inventory.

         SENIOR NOTES OFFERING. On September 20, 1999, the Company issued $150.0 million of 12 1/4% senior notes due 2007 at a discount of 3.7% (the "Senior Notes"). The debt discount will be amortized as a non-cash charge to interest expense using the effective interest method over the term of the debt. The notes are unsecured and subordinate to the Company's other indebtedness. The proceeds from the notes were used to repay existing indebtedness under the Bank Credit Facility described above and to fund the acquisitions of FlowTech, NOS and Earl's in October 1999. Upon repayment of amounts outstanding under the Credit Agreement, the Company recognized an extraordinary charge to write-off the deferred financing costs of $2.7 million related to the Credit Agreement. This charge has been included in the accompanying consolidated statement of operations net of the associated tax benefit of $1.0 million.

YEAR 2000 COMPLIANCE

         The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of our computer programs or hardware that have data-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. This is known generally as the "Y2K problem," and we refer to computers and computer systems that do not experience these problems generally as "Y2K compliant" or "Y2K capable."

         We have taken several steps to upgrade our computer systems to be Y2K compliant, including converting our main computer system to a new computer software package (BPCS) in May 1998, which was represented by its maker as being Y2K compliant. This new software has been tested for Y2K problems and has not encountered any failures. In July 1999, we finished upgrading our PC network LAN to be Y2K compliant. Our manufacturing processes have been thoroughly tested, and we believe that they should have no significant Y2K problems. We have also thoroughly tested our products for Y2K compliance, none of which should be affected by Y2K problems.

         As a result of our computer system upgrades and enhancements, we have not encountered any significant Y2K-related problems to date. Since we have operated essentially all important business functions since the beginning of the Year 2000 without significant disruption, we believe that we will continue to be materially unaffected by the Year 2000 issue. However, we cannot control the actions or representations of our suppliers and customers, nor can we anticipate and test every aspect of Y2K compliance throughout all our systems and products.

INFLATION

         General inflation over the last three years has not had a material effect on the Company's cost of doing business and it is not expected to have a material effect in the foreseeable future.

FORWARD-LOOKING STATEMENTS

         Any statements set forth above which are not historical facts are forward-looking statements that involve known and unknown risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements are typically defined by words such as "believe", "expect", "anticipate", "estimate" and similar expressions and include (among others) statements concerning :

-    our strategy;
-    our liquidity and capital requirements;
-    our debt levels and ability to obtain financing and service our debt;
- competitive pressures and trends in the performance automotive products industry;
-    cyclicality and economic condition of the industries we currently serve;
-    our ability to successfully integrate acquired companies;
-    prevailing levels of interest rates;
-    legal proceedings and regulatory matters;
-    general economic conditions; and
- other risks identified herein and in other documents filed by the Company with the Securities and Exchange Commission.

In light of these risks and uncetainties, there can be no assurance that the results and events contemplated by the forward-looking information in this document will in fact transpire. You are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.

RECENT ACCOUNTING PRONOUNCEMENTS

Effective May 16, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financials statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers.

 Effective May 16, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income encompasses all changes in stockholder's equity (except those arising from transactions with owners) and includes net income, net unrealized capital gains or losses on available for sale securities and foreign currency translation adjustments. Adoption of this pronouncement has not had a material impact on the Company's results of operations, as comprehensive income for 1998 was the same as net income for the Company.

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), effective, as amended, for fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires all derivatives to be recognized in the statement of financial position and to be measured at fair value. The Company anticipates to adopt the provisions of SFAS 133 effective January 1, 2001 and is continuing to determine the effects of SFAS 133 on its financial statements.

      ITEM 7A- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's exposure to interest rate changes is primarily related to its variable rate debt which may be outstanding from time to time under the Company's Revolving Credit Facility with a group of banks led by Credit Agricole Indosuez. The Company's Revolving Credit Facility is a $35 million line of credit with an interest rate based on the London Interbank Offered Rate (LIBOR) (currently 6.42%) or the prime rate (currently 8.75%). The term of this facility is through June 2003. Because the interest rate on the Revolving Credit Facility is variable, the Company's cash flow may be affected by increases in the prime rate. Management does not, however, believe that any risk inherent in the variable-rate nature of the loan is likely to have a material effect on the Company. As of the end of fiscal 1999, the Company's outstanding balance on the Revolving Credit Facility was $17 million. Even if the Company were to draw down on the entire avalable amount of the line prior and an unpredicted increase in the prime rate occurred, it would not be likely to have a material effect.

     SENSITIVITY ANALYSIS. To assess exposure to interest rate changes, the Company has performed a sensitivity analysis assuming the Company had drawn the full $35 million balance available under the Revolving Line of Credit. If the prime rate rose 100 basis points, the increase in the monthly interest payment would equal $29,167. The Company does not believe the risk resulting from such fluctuations is material nor that the payment required would have material effect on cash flow.

ITEM 8- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 14 for an index to the consolidated financial statements and supplementary financial information which are included herewith.

ITEM 9- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10- DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth the name, age and position of each person who is an executive officer or a member of the Board of Directors (a "Director") of Holley. Directors are elected for a one year term of office at the annual shareholders' meeting.

NAME                                                      AGE                           POSITION
----                                                      ---    ---------------------------------------------------------
Jeffrey G. King......................................     38     Chief Executive Officer, President and Director

James R. Vance.......................................     40     Executive Vice President and Chief Operating Officer

Robert L. Wineland...................................     45     Vice President, Chief Financial Officer and
                                                                 Secretary

John H. Nickoloff....................................     47     Vice President and General Manager -
                                                                 Remanufacturing Business

William H. Bass......................................     51     Vice President - Marketing and Sales

Christopher Lacovara.................................     35     Vice President, Treasurer, Assistant Secretary and
                                                                 Director

Evan D. Wildstein....................................     29     Assistant Secretary and Director

James A. Kohlberg....................................     42     Director

Marion H. Antonini...................................     69     Chairman of the Board and Director

William F. Andrews...................................     68     Director

James D. Wiggins.....................................     52     Director

Samuel P. Frieder....................................     35     Director


         JEFFREY G. KING. Chief Executive Officer, President and Director.
Mr. King joined Holley as Chief Executive Officer in 1997. Prior to joining Holley, Mr. King was Executive Vice President and Chief Operating Officer of Lincoln Brass Works, where he began in 1994 as Vice President of Sales and Marketing. From 1984 to 1994, he held positions with increasing responsibility at Arvin Industries, an automotive systems and components company, ultimately becoming the manager of new business development for its electronics unit, director of sales and marketing and business unit manager for Arvin's Gabriel Ride Control Products.

         JAMES R. VANCE. Executive Vice President and Chief Operating
Officer. Mr. Vance joined Holley as Vice President of Manufacturing in 1997. He was appointed Executive Vice President and Chief Operating Officer in May, 1998. Prior to joining Holley, Mr. Vance served as Vice President of
Operations at U.S. Industries, Inc., a lighting manufacturer, from 1994 to 1997, where he had total operational responsibility for four manufacturing facilities with total annual revenues exceeding $70 million. Prior to 1994, Mr. Vance worked at Cooper Industries, Inc. from 1989 to 1994, where he served as a plant manager in a 350 person florescent lighting products facility.

         ROBERT L. WINELAND. Vice President, Chief Financial Officer and Secretary. Mr. Wineland joined Holley as Vice President - Finance in 1997. He was appointed Chief Financial Officer and Secretary in May 1998. From 1993 to 1997, Mr. Wineland served as Vice President of Finance at the France Compressor Products division of Coltec, a multiplant, international manufacturer of sealing components and valves for industrial compressors.

         JOHN H. NICKOLOFF. Vice President and General Manager - Remanufacturing Business. Mr. Nickoloff joined Holley as Vice President in 1994. Prior to joining Holley, Mr. Nickoloff served as a Plant Manager for Frigidaire (White Consolidated Industries) from 1975 to 1994, and was a manager of JIT manufacturing systems in other Frigidaire plants.

         WILLIAM H. BASS. Vice President - Marketing and Sales. Mr. Bass joined Holley in these positions in February 1999. From 1988 to January 1999, Mr. Bass was employed with Petersen Publishing Company, the publisher of Hot Rod, Motor Trend and Car Craft and 50 other magazines and publications, in various positions, including Southern Regional Advertising Sales Manager. Mr. Bass has been involved in advertising and marketing in the specialty automotive aftermarket industry for over 30 years.

         CHRISTOPHER LACOVARA. Vice President, Treasurer, Assistant Secretary and Director. Mr. Lacovara has been a Director since 1998. Since 1995, he has been a Principal of Kohlberg & Company. Prior to that, he was an associate at Kohlberg & Company, which he joined in 1988. Mr. Lacovara is also a director of Northwestern Steel and Wire Company.

         EVAN D. WILDSTEIN. Assistant Secretary and Director. Mr. Wildstein has been an Assistant Secretary and Director since 1999. Since December 1999, Mr. Wildstein has been a Principal of Kohlberg & Company. Prior to that, he was an associate with Kohlberg & Company, which he joined in 1994. Mr. Wildstein is also a director of Magnavision Corp.

         JAMES A. KOHLBERG. Director. Mr. Kohlberg has been a Director since 1998, and is the Managing Principal of Kohlberg & Company, which he co-founded in 1987. Mr. Kohlberg is also a director of Northwestern Steel and Wire Company.

         MARION H. ANTONINI. Chairman Director. Mr. Antonini has been Chairman and a Director since 1998, and joined Kohlberg & Company as a Principal in 1998. Prior to joining the firm, since 1990 Mr. Antonini was Chairman, President and Chief Executive Officer of Welbilt Corporation, a diversified manufacturer and distributor of commercial foodservice equipment and kitchen appliances. Mr. Antonini is also a director of Vulcan Materials Company, Engelhard Corporation and Scientific-Atlanta.

         WILLIAM F. ANDREWS. Director. Mr. Andrews has been a Director since 1998, and has been Chairman of Scovill Fasteners, Inc. since 1995. From 1993 to 1995, Mr. Andrews was Chairman and Chief Executive Officer of Amdura Corporation, a manufacturer of hardware and industrial equipment. Mr. Andrews is also a director of Black Box Corporation, Corrections Corporation of America, Johnson Controls, Inc., Katy Industries, Navistar International Corp., Northwestern Steel and Wire Co., Dayton Superior Corp. and Southern New England Telephone Company.

         JAMES D. WIGGINS. Director. Mr. Wiggins has been a Director since 1998. Since 1996, Mr. Wiggins has been the Group President of the Stant/Schrader Group of The Gates Rubber Co., a manufacturer of automobile tire valves and accessories. Prior to that time, Mr. Wiggins was President and Chief Executive Officer of Bridge Products, Inc. from 1987 through its acquisition by Schrader, Inc. in 1996.

         SAMUEL P. FRIEDER. Director. Mr. Frieder has been a Director since 1998 and a Principal of Kohlberg & Company since 1995. Prior to that, he was an associate at Kohlberg & Company, which he joined in 1989.

ITEM 11- EXECUTIVE COMPENSATION

         COMPENSATION OF DIRECTORS. Directors who are officers or employees of Holley receive no additional compensation for serving on the Board of Directors. Our non-employee members of the Board of Directors receive reimbursement for expenses incurred in attending meetings.

         COMPENSATION OF EXECUTIVE OFFICERS. The following table shows, for the two most recent fiscal years, the compensation paid to or earned by our Chief Executive Officer and four other most highly compensated executive officers who were serving at the end of fiscal 1999.


                           SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL POSITION                               YEAR(1)   SALARY          BONUS       OPTIONS (4)
---------------------------                               ----    -----------     ---------     -----------
Jeffrey G. King (2)..................................     1999      $219,500            -0-             -0-
   Chief Executive Officer                                1998       112,241        250,000       1,467,304
James R. Vance (2)...................................     1999       126,250            -0-             -0-
   Chief Operating Officer                                1998        68,571        103,500       1,024,216
William H. Bass (2)(3)...............................     1999       105,424            -0-         150,000
   Vice President- Marketing
Robert L. Wineland (2)...............................     1999       103,750            -0-             -0-
   Chief Financial Officer                                1998        59,249         75,000         733,725
John H. Nickoloff (2)................................     1999       110,906            -0-             -0-
   Vice President - Remanufacturing                       1998        64,316         74,025         440,235

-----------
(1)  Holley's current corporate ownership structure did not exist in 1997.

(2) Some of the executives participates in Holley's 401(k) plan. Under the plan, Holley matches contributions 100% up to a maximum of 6% of the participant's total salary and bonus for that year. In 1999, Holley paid the following amounts in 401(k) matches: Jeffrey G. King - $9,600; James R. Vance - $9,600; Robert L. Wineland - $9,600; John H. Nickoloff - $9,600. Each of the executives also participates in Holley's group health and dental insurance plan.

(3)  Mr. Bass joined Holley in 1999.

(4) Options to buy stock of Holdings, the direct parent of Holley, granted in 1998. Mr. Bass' options were granted in 1999.

                                                                                                    POTENTIAL
                                      OPTION GRANTS IN LAST FISCAL YEAR                        REALIZABLE VALUE AT
                                    ---------------------------------------
                                     NUMBER OF     PERCENT OF                                     OF STOCK PRICE
                                     SECURITIES   TOTAL OPTIONS                                    APPRECIATION
                                     UNDERLYING     GRANTED TO    EXERCISE OF                     FOR OPTION TERM
                                      OPTIONS       EMPLOYEES      BASE PRICE    EXPIRATION   ----------------------
NAME                                  GRANTED     IN FISCAL YEAR     ($/SH)         DATE          5%           10%
                                    -----------   --------------  -----------    ----------   ---------     --------
William H. Bass- V.P.- Mktg.          150,000        100.00%          $1.50       5/15/2008    $300,982     $444,648
           Total................      150,000        100.00%                                   $300,982     $444,648
                                      =======        ======                                    ========     ========


ITEM 12- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the ownership of Holley's common stock as of December 31, 1998 by our directors, executive officers, persons known by us to own more than 5.0% of our common stock and all our directors and executive officers as a group.

                                                                                                       AGGREGATE
                                                                          NUMBERS OF SHARES            PERCENTAGE
NAME AND ADDRESS OF BENEFICIAL OWNER                                      BENEFICIALLY OWNED              OWNED
------------------------------------                                     --------------------         ------------
KHPP Holdings, Inc. (1)............................................             1,000                     100%
Directors and executive officers as a group (12 persons) (2).......              --                        --



(1) KHPP Holdings, Inc.'s business address is: c/o Kohlberg & Co., LLC, 111 Radio Circle, Mt. Kisco, New York, 10549. The voting common stock of KHPP Holdings, Inc. is owned beneficially and of record as follows: KHPP Acquisition Co., L.P. - 97.1%; Jeffrey G. King - 0.4%; Robert L. Wineland - 0.2%; James R. Vance - 0.3%; John Nickoloff - 0.1%; and other unaffiliated investors - 1.9%. James A. Kohlberg indirectly owns 100% of KHPP Acquisition Co., L.P. Mr. King, Mr. Wineland, Mr. Vance and Mr. Nickoloff also hold the same officer positions with KHPP Holdings, Inc. as they hold with Holley. The business address of each such persons is: c/o Holley Performance Products Inc., 1801 Russellville Rd., Bowling Green, Kentucky 42101.

(2) The directors and officers of Holley do not own (beneficially or of record) common stock of Holley, but own common stock of KHPP Holdings, Inc., which owns all of the common stock of Holley. See footnote (1) above.

ITEM 13- CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

         Pursuant to a fee arrangement, Holley pays Kohlberg & Co., L.L.C. an annual management fee (plus expenses) of $850,000 plus ancillary expenses for certain management and advisory services, which is subject to increase if Kohlberg invests additional capital in Holley. The management fee agreement terminates on the earlier of Kohlberg & Co., L.L.C. terminating the agreement by written notice to Holley, April 1, 2009 or the end of the fiscal year in which Kohlberg & Co., L.L.C. beneficially owns less than 25% of Holley's outstanding common stock. In 1999, we paid Kohlberg & Co., L.L.C. an aggregate of $893,000 under this management fee agreement. We believe these terms are as favorable to Holley as those that could have been obtained from independent third parties and arms-length negotiations.

                                     PART IV

ITEM 14- EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     FINANCIAL STATEMENTS AND SCHEDULES. See Index to Financial Statements which on page F-1 hereof.

     OTHER FINANCIAL DATA. See Summary of Selected Financial Data, which appears in "Item 6. Selected Financial Data."

     REPORTS ON FORM 8-K. The Company filed no Reports on Form 8-K during the 1999.

     EXHIBITS. The exhibits listed on the Exhibit Index following the signature page hereof are filed herewith in response to this Item.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           HOLLEY PERFORMANCE PRODUCTS INC.

                                             /s/ ROBERT L. WINELAND
                                             ----------------------
                                             Chief Financial Officer

Date: March 30, 2000

     Each person whose signature appears below hereby constitutes and appoints Robert L. Wineland the true and lawful attorney-in-fact and agents of the undersigned, with full power of substitution and resubstitution, for and in the name, place and stead of the undersigned, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Commission, and hereby grants to such attorney-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or its substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                         SIGNATURE                                        TITLE
                         ---------                                        -----

/s/ Jeffrey G. King                               Chief Executive Officer, President and Director
------------------------------------              (principal executive officer)
        Jeffrey G. King

/s/ Robert L. Wineland                             Vice President, Chief Financial Officer and Secretary
------------------------------------               (principal financial and accounting officer)
      Robert L. Wineland

/s/ Christopher Lacovara                           Vice President, Treasurer, Assistant Secretary and
------------------------------------               Director
      Christopher Lacovara

/s/ Evan D. Wildstein                              Assistant Secretary and Director
------------------------------------
      Evan D. Wildstein



/s/ James A. Kohlberg
------------------------------------              Director
        James A. Kohlberg

/s/ Marion H. Antonini
------------------------------------              Director
       Marion H. Antonini

/s/ William F. Andrews
------------------------------------              Director
       William F. Andrews

/s/ James D. Wiggins
------------------------------------              Director
         James D. Wiggins

/s/ Samuel P. Frieder
------------------------------------              Director
        Samuel P. Frieder


The following is an index of the exhibits included in this Report or incorporated herein by reference.

EXHIBIT NUMBER                   DESCRIPTION
--------------                   -----------
3.1a                      --     Certificate of Incorporation of Holley Performance Products Inc., as amended (filed as Exhibit 3.1a to the Registration Statement on Form S-4, Commission File No.
                                 333-89061, and incorporated herein by reference).
3.1b                      --     Bylaws of Holley Performance Products Inc. (filed as Exhibit 3.1b to the
                                 Registration Statement on Form S-4, Commission File No. 333-89061 and incorporated herein by reference).
3.2a                      --     Certificate of Incorporation of Holley Performance Systems, Inc. (filed as Exhibit
                                 3.2a to the Registration Statement on Form S-4, Commission File No. 333-89061, and
                                 incorporated herein by reference).
3.2b                      --     Bylaws of Holley Performance Systems, Inc. (filed as Exhibit 3.2b to the
                                 Registration Statement on Form S-4, Commission File No. 333-89061, and incorporated herein by reference).
3.3a                      --     Articles of Incorporation of Weiand Automotive Industries, Inc., as amended (filed as Exhibit 3.3a to the Registration Statement on Form S-4, Commission File No.
                                 333-89061, and incorporated herein by reference).
3.3b                      --     Bylaws of Weiand Automotive Industries, Inc. (filed as Exhibit 3.3b to the
                                 Registration Statement on Form S-4, Commission File No. 333-89061, and incorporated herein by reference).
3.4a                      --     Articles of Incorporation of Lunati Cams, Inc., as amended (filed as Exhibit 3.4a to the Registration Statement on Form S-4, Commission File No. 333-89061, and
                                 incorporated herein by reference).
3.4b                      --     Bylaws of Lunati Cams, Inc. (filed as Exhibit 3.4b to the Registration Statement on
                                 Form S-4, Commission File No. 333-89061 to the S-4 and incorporated herein by reference).
3.5a                      --     Articles of Incorporation of LMT Motor Sports Corporation (filed as Exhibit 3.5a to the Registration Statement on Form S-4, Commission File No. 333-89061, and
                                 incorporated herein by reference).
3.5b                      --     Bylaws of LMT Motor Sports Corporation (filed as Exhibit 3.5b to the Registration
                                 Statement on Form S-4, Commission File No. 333-89061, and incorporated herein by reference).
3.6a                      --     Articles of Incorporation of Lunati & Taylor Pistons (filed as Exhibit 3.6a to the
                                 Registration Statement on Form S-4, Commission File No. 333-89061, and incorporated herein by reference).
3.6b                      --     Bylaws of Lunati & Taylor Pistons (filed as Exhibit 3.6b to the Registration
                                 Statement on Form S-4, Commission File No. 333-89061, and incorporated herein by reference).
3.7a                      --     Articles of Incorporation of Hooker Industries, Inc. (filed as Exhibit 3.7a to the
                                 Registration Statement on Form S-4, Commission File No. 333-89061).
3.7b                      --     Bylaws of Hooker Industries, Inc., as amended (filed as Exhibit 3.7b to the Registration
                                 Statement on S-4, Commission File No. 333-89601).
3.8a                      --     Articles of Incorporation of Biggs Manufacturing, Inc. (filed as Exhibit 3.8a to the
                                 Registration Statement on S-4, Commission File No. 333-89601).
3.8b                      --     Bylaws of Biggs Manufacturing, Inc. (filed as Exhibit 3.8b to the Registration
                                 Statement on S-4, Commission File No. 333-89601).
3.9a                      --     Articles of Incorporation of Nitrous Oxide Systems, Inc. (filed as Exhibit 3.9a to the
                                 Registration Statement on S-4, Commission File No. 333-89601).



EXHIBIT NUMBER                   DESCRIPTION
--------------                   -----------

3.9b                      --     Bylaws of Nitrous Oxide Systems, Inc. (filed as Exhibit 3.9b to the Registration
                                 Statement on S-4, Commission File No. 333-89601).
3.10a                     --     Articles of Incorporation of Earl's Supply Company, Inc. (filed as Exhibit 3.10a to Registration
                                 Statement on S-4, Commission File No. 333-89601).
3.10b                     --     Bylaws of Earl's Supply Company, Inc. (filed as Exhibit 3.10b to the Registration
                                 Statement on S-4, Commission File No. 333-89601).
4.1                       --     Indenture for the 12-1/4% Senior Notes due 2007, dated as of September 20, 1999, between Holley Performance Products Inc., the Guarantors and State Street Bank and
                                 Trust Company, as Trustee (filed as Exhibit 4.1 to the Registration
                                 Statement on S-4, Commission File No. 333-89601).

4.2                       --     Form of Global note for 12-1/4% Senior Note due 2007, Series B (filed as Exhibit 4.3 to the Registration Statement on S-4, Commission File No. 333-89601).
10.1*                     --     Amendment No. 1 to Amended and Restated Credit Agreement.

24*                       --     Power of attorney (included on signature page hereto).

27*                       --     Financial Data Schedule (for SEC use only).

---------------
* Filed Herewith

                          INDEX TO FINANCIAL STATEMENTS

Report of Independent Public Accountants                                     F-2
Consolidated Balance Sheets as of December 31, 1998 and 1999                 F-3
Consolidated Statements of Operations for the year ended December 31, 1997, the periods from January 1, 1998 to May 15, 1998 and May 16, 1998 to
     December 31, 1998 and the year ended December 31, 1999                  F-4
Consolidated Statement of Equity for the year ended December 31, 1997, the periods from January 1, 1998 to May 15, 1998 and May 16, 1998 to
     December 31, 1998 and the year ended December 31, 1999                  F-5
Consolidated Statements of Cash Flows for the year ended December 31, 1997, the periods from January 1, 1998 to May 15, 1998 and May 16, 1998 to
     December 31, 1998 and the year ended December 31, 1999                  F-6
Notes to Consolidated Financial Statements                                   F-8

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Holley Performance Products Inc.:

We have audited the accompanying consolidated balance sheets of HOLLEY PERFORMANCE PRODUCTS INC. (a Delaware corporation) AND SUBSIDIARIES (the "Company") as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholder's equity and cash flows for the period from inception, May 16, 1998, to December 31, 1998, and the year ended December 31, 1999. We have also audited the accompanying statements of operations, stockholder's equity and cash flows of the Predecessor (business identified in Note 1) for the year ended December 31, 1997, and the period from January 1, 1998 to May 15, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Holley Performance Products Inc. and subsidiaries as of December 31, 1998 and 1999, and the results of their operations and cash flows for the period from inception, May 16, 1998, to December 31, 1998, and for the year ended December 31, 1999, and the results of operations and cash flows of the Predecessor for the year ended December 31, 1997, and for the period from January 1, 1998 to May 15, 1998, in conformity with accounting principles generally accepted in the United States.

                                                            ARTHUR ANDERSEN LLP

Nashville, Tennessee
March 8, 2000

                HOLLEY PERFORMANCE PRODUCTS INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                           DECEMBER 31, 1998 AND 1999

                                                                                       DECEMBER 31,     DECEMBER 31,
                                 ASSETS                                                    1998             1999
------------------------------------------------------------------------------------  ------------     ------------
CURRENT ASSETS:
    Cash and cash equivalents                                                          $     2,013      $    1,359
    Accounts receivable, net of reserves for doubtful accounts of
       $1,686 and $1,293, respectively                                                      15,174          28,320
    Inventories                                                                             22,673          31,523
    Deferred income taxes                                                                    4,151           4,531
    Income taxes receivable                                                                      -           4,112
    Other current assets                                                                       845           2,583
                                                                                       -----------      ----------
          Total current assets                                                              44,856          72,428

PROPERTY, PLANT AND EQUIPMENT, NET                                                          26,771          35,712
INTANGIBLE ASSETS, NET                                                                     106,445         154,323
                                                                                       -----------      ----------
          Total assets                                                                 $   178,072      $  262,463
                                                                                       ===========      ==========

                       LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------------------------------------------------------

CURRENT LIABILITIES:
    Current portion of long-term debt                                                  $     3,200      $      257
    Accounts payable                                                                         6,923           9,633
    Accrued liabilities                                                                     15,171          19,880
                                                                                       -----------      ----------
          Total current liabilities                                                         25,294          29,770
                                                                                       -----------      ----------

LONG-TERM DEBT, NET OF CURRENT PORTION                                                      89,888         164,448
                                                                                       -----------      ----------
DEFERRED INCOME TAXES                                                                       19,099          19,403
                                                                                       -----------      ----------
OTHER                                                                                          752             652
                                                                                       -----------      ----------

COMMITMENTS AND CONTINGENCIES                                                                    -               -

STOCKHOLDER'S EQUITY:
    Common stock, $1.00 par value; 1,000 shares authorized, issued and
       outstanding                                                                               1               1

    Paid-in capital                                                                         42,419          52,499
    Retained earnings (deficit)                                                                619          (4,310)
                                                                                       -----------      ----------
          Total stockholder's equity                                                        43,039          48,190
                                                                                       -----------      ----------
          Total liabilities and stockholder's equity                                   $   178,072      $  262,463
                                                                                       ===========      ==========




              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                HOLLEY PERFORMANCE PRODUCTS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

          THE CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY AND THE
              PREDECESSOR ARE NOT COMPARABLE IN CERTAIN RESPECTS.

                                                          THE PREDECESSOR                     THE COMPANY
                                                    ---------------------------     -------------------------------
                                                                     JANUARY 1,     MAY 16, 1998
                                                     YEAR ENDED       1998 TO            TO            YEAR ENDED
                                                    DECEMBER 31,       MAY 15,       DECEMBER 31,      DECEMBER 31,
                                                        1997            1998             1998              1999
                                                    ------------    -----------     -------------      ------------
NET SALES                                           $     98,803     $   36,632       $    64,731       $   130,091

COST OF SALES                                             69,192         25,728            44,269            88,127
                                                    ------------    -----------     -------------      ------------
          Gross profit                                    29,611         10,904            20,462            41,964
                                                    ------------    -----------     -------------      ------------

SELLING EXPENSES                                           9,654          4,018             6,895            16,386

GENERAL AND ADMINISTRATIVE EXPENSES
                                                          10,836          2,756             4,495            10,810

MANAGEMENT FEES TO RELATED PARTY                           2,269            842               405               893

PLANT RELOCATION COSTS                                         -              -               452             1,089

AMORTIZATION EXPENSE                                         113             45             1,626             4,536
                                                    ------------    -----------     -------------      ------------
          Operating income                                 6,739          3,243             6,589             8,250
                                                    ------------    -----------     -------------      ------------

INTEREST EXPENSE                                               -              -             4,705            11,848

OTHER EXPENSE (INCOME)                                       (45)         1,395               231                 -
                                                    ------------    -----------     -------------      ------------

INCOME (LOSS) BEFORE TAXES AND EXTRAORDINARY
    ITEM                                                   6,784          1,848             1,653            (3,598)

INCOME TAX PROVISION (BENEFIT)                             2,520            797             1,034              (323)
                                                    ------------    -----------     -------------      ------------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                    4,264          1,051               619            (3,275)

EXTRAORDINARY ITEM, NET                                        -              -                 -             1,654
                                                    ------------    -----------     -------------      ------------

NET INCOME (LOSS)                                   $      4,264     $    1,051       $       619       $    (4,929)
                                                    ============    ===========     =============      ============




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                HOLLEY PERFORMANCE PRODUCTS INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                             (DOLLARS IN THOUSANDS)

            THE CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY AND
             THE PREDECESSOR ARE NOT COMPARABLE IN CERTAIN RESPECTS.

                                                                            RETAINED
                                                 COMMON        PAID-IN      EARNINGS
                                                 STOCK         CAPITAL      (DEFICIT)       TOTAL
                                                ---------     ---------    ----------     ---------
                                                                  THE PREDECESSOR
                                                ---------------------------------------------------
BALANCE, DECEMBER 31, 1996                      $       1     $       -     $   7,244     $   7,245

    Net income                                          -             -         4,264         4,264
                                                ---------     ---------    ----------     ---------
BALANCE, DECEMBER 31, 1997                              1             -        11,508        11,509

    Net income                                          -             -         1,051         1,051
                                                ---------     ---------    ----------     ---------
BALANCE, MAY 15, 1998                           $       1     $       -     $  12,559     $  12,560
                                                =========     =========    ==========     =========

                                                                       THE COMPANY
                                                ---------------------------------------------------
    Acquisition - elimination of
      Predecessor equity (see Note 1)           $      (1)    $       -     $ (12,559)    $ (12,560)
    Issuance of common stock                            1        42,419             -        42,420
    Net income                                          -             -           619           619
                                                ---------     ---------    ----------     ---------
BALANCE, DECEMBER 31, 1998                              1        42,419           619        43,039

    Equity contributions                                -        10,080             -        10,080
    Net loss                                            -             -        (4,929)       (4,929)
                                                ---------     ---------    ----------     ---------
BALANCE, DECEMBER 31, 1999                      $       1     $  52,499     $  (4,310)    $  48,190
                                                =========     =========    ==========     =========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                HOLLEY PERFORMANCE PRODUCTS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

            THE CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY AND
             THE PREDECESSOR ARE NOT COMPARABLE IN CERTAIN RESPECTS.

                                                                     THE PREDECESSOR                      THE COMPANY
                                                             ------------------------------       -----------------------------
                                                                                JANUARY 1,          MAY 16,
                                                               YEAR ENDED        1998 TO            1998 TO         YEAR ENDED
                                                              DECEMBER 31,        MAY 15,         DECEMBER 31,     DECEMBER 31,
                                                                  1997             1998              1998             1999
                                                              ------------      -----------       ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                         $      4,264      $     1,051       $       619      $    (4,929)
    Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating activities:
          Depreciation and amortization                              1,063              576             3,547           10,128
          Amortization of debt discount                                  -                -                 -              197
          Gain on disposal of fixed assets                             (85)               -                 -              (37)
          Deferred income taxes                                       (458)            (919)             (959)             547
          Write-off of existing finance costs                            -                -                 -            1,654
          Changes in assets and liabilities, net of assets
             purchased:
                 Accounts receivable                                 4,094           (3,686)            1,401           (6,482)
                 Inventories                                         1,439            1,198            (3,464)          (3,118)
                 Other assets                                       (1,870)             501              (770)          (1,407)
                 Income tax receivable                                   -                -                 -           (4,112)
                 Bank overdraft                                       (853)            (131)                -                -
                 Accounts payable                                      623            2,719               265             (762)
                 Accrued liabilities                                (2,562)           1,704               936              701
                                                              ------------      -----------       ------------     ------------
                    Net cash provided by (used in)
                        operating activities                         5,655            3,013             1,575           (7,620)
                                                              ------------      -----------       ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                              (942)          (1,188)           (2,819)          (4,642)
    Proceeds on disposal of fixed assets                               347                -             1,053               10
    Cash paid for acquisitions                                           -                -          (130,380)         (60,685)
                                                              ------------      -----------       ------------     ------------
                    Net cash used in investing activities
                                                                      (595)          (1,188)         (132,146)         (65,317)
                                                              ------------      -----------       ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of long-term obligations                      -                -            94,376          182,727
    Principal payments on long-term obligations                          -                -            (2,362)        (113,713)
    Changes in payable to parent                                    (5,060)          (1,825)                -                -
    Financing costs                                                      -                -            (1,850)          (6,811)
    Proceeds from issuance of equity                                     -                -            42,420                -
    Capital contributions                                                -                -                 -           10,080
                                                              ------------      -----------       ------------     ------------
                    Net cash provided by (used in)
                        financing activities                        (5,060)          (1,825)          132,584           72,283
                                                              ------------      -----------       ------------     ------------


                                   (Continued)

                HOLLEY PERFORMANCE PRODUCTS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

            THE CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY AND
             THE PREDECESSOR ARE NOT COMPARABLE IN CERTAIN RESPECTS.

                                   (Continued)

                                                                     THE PREDECESSOR                      THE COMPANY
                                                             ------------------------------       -----------------------------
                                                                                JANUARY 1,          MAY 16,
                                                               YEAR ENDED        1998 TO            1998 TO         YEAR ENDED
                                                              DECEMBER 31,        MAY 15,         DECEMBER 31,     DECEMBER 31,
                                                                  1997             1998              1998             1999
                                                              ------------      -----------       ------------     ------------
NET CHANGE IN CASH                                            $          -      $         -       $      2,013     $       (654)

BALANCE AT BEGINNING OF PERIOD                                           -                -                  -            2,013
                                                              ------------      -----------       ------------     ------------
BALANCE AT END OF PERIOD                                      $          -      $         -       $      2,013     $      1,359
                                                              ============      ===========       ============     ============

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid for interest                                    $          -      $         -       $      3,818     $      6,581
                                                              ============      ===========       ============     ============
    Cash paid for income taxes                                $          -      $         -       $      2,350     $      2,921
                                                              ============      ===========       ============     ============

NONCASH TRANSACTIONS:

    Transfer of assets from (to) Parent                       $        704      $    (1,594)      $          -     $          -
                                                              ============      ===========       ============     ============
    Issuance of debt for distribution facility under
       capital lease                                          $          -      $         -       $          -     $      2,395
                                                              ============      ===========       ============     ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                HOLLEY PERFORMANCE PRODUCTS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.    ORGANIZATION AND BASIS OF PRESENTATION

      Holley Performance Products Inc. (a Delaware corporation and "Holley"), based in Bowling Green, Kentucky, is a leading manufacturer of a diversified line of performance automotive products, including carburetors, fuel pumps, fuel injection systems, ignition systems and remanufactured carburetors. The products are designed to enhance street, off-road, recreational and competitive vehicle performance through increased horsepower, torque and driveability. In addition to its automotive performance line, Holley manufactures performance marine, mobile and stationary industrial engine components and markets a new line of performance in-tank fuel pumps as well as a recently introduced specialty chemical line.

      Effective May 15, 1998, all outstanding shares of Holley common stock were purchased by KHPP Acquisition Corporation ("KHPP"), a wholly-owned subsidiary of KHPP Holdings Corporation ("Holdings"), for $100,000 (the "Acquisition"). At the time of the Acquisition, KHPP was merged into Holley. The consolidated balance sheets as of December 31, 1998 and 1999, and the consolidated statements of operations, stockholder's equity and cash flows for the period from May 16, 1998 to December 31, 1998, and for the year ended December 31, 1999, reflect the accounts of Holley subsequent to the change in ownership which resulted from the Acquisition. The Acquisition was accounted for using the purchase method of accounting. The allocation of purchase price was allocated based upon the fair value of the net assets acquired (Note 3).

      Prior to January 1, 1996, Holley was a division of Coltec Industries, Inc. ("Coltec"). Effective January 1, 1996, Holley was incorporated, and from January 1, 1996 to May 15, 1998, Holley was a wholly-owned subsidiary of Coltec. The statements of operations, stockholder's equity and cash flows for the year ended December 31, 1997, and for the period from January 1, 1998 to May 15, 1998, are the financial statements of Holley when it was a wholly-owned subsidiary of Coltec (referred to herein as the "Predecessor"). The Acquisition and the related application of purchase accounting (Note 3) resulted in changes to the capital structure of the Predecessor and the historical basis of various assets and liabilities. The effect of such changes significantly impairs the comparability of the results of operations of Holley and the Predecessor.

      In August of 1998, Holley purchased the outstanding common stock of Weiand Automotive Industries, Inc. ("Weiand") and, in October of 1998, Holley purchased a group of companies under common ownership, Lunati Cams, Inc., Lunati & Taylor Pistons, Inc., and LMT Motor Sports Corporation (referred to collectively as "Lunati"). Weiand is a manufacturer and distributor of induction systems, and Lunati is a manufacturer of camshafts, crankshafts, pistons and automotive specialty parts. Both Weiand and Lunati sell their products to automotive parts retailers throughout the United States.

      In July of 1999, Holley purchased the outstanding shares of Hooker Industries, Inc. ("Hooker"), a manufacturer of performance exhaust systems, headers, mufflers and Harley-Davidson exhaust pipes. In October of 1999, Holley purchased the outstanding shares of Biggs Manufacturing, Inc. (also known as "FlowTech"), Nitrous Oxide Systems, Inc. ("NOS"), and Earl's Supply Company, Inc. (also known as Earl's Performance Products, "Earl's"). FlowTech is a manufacturer of performance exhaust systems, headers, mufflers and exhaust accessories. NOS is a manufacturer of nitrous oxide injection systems for the performance aftermarket.
      Earl's is a provider of underhood performance fittings, brake lines and hoses.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      PRINCIPLES OF CONSOLIDATION

      The accompanying consolidated financial statements include the accounts of Holley and its wholly-owned subsidiaries - Weiand, Lunati, Hooker, FlowTech, NOS and Earl's (collectively referred to as the "Company"). All significant intercompany transactions and balances between Holley and its subsidiaries have been eliminated in consolidation.

      CASH AND CASH EQUIVALENTS

      Cash and cash equivalents consist of highly liquid investments, purchased with an original maturity of three months or less.

      REVENUES AND ACCOUNTS RECEIVABLE

      The Company's customers operate primarily in the automotive parts and specialty automotive equipment parts industries. The Company generally grants credit to customers on an unsecured basis. Revenues from sales are recognized at the time products are shipped to the customer. Sales returns and allowances are recorded as a charge against revenue in the period in which the related sales are recognized. Accounts receivable represent receivables from customers in the ordinary course of business. The Company is subject to losses from uncollectible receivables in excess of its reserves. The Company's management believes that all appropriate reserves have been provided.

      INVENTORIES

      Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for 75% and 54% of inventory, respectively, as of December 31, 1998 and 1999. Cost for the remaining inventory as of December 31, 1998 and 1999, is determined using the first-in, first-out (FIFO) method. The percentage decrease in inventory accounted for by the LIFO method as of December 31, 1999, resulted from the acquisitions of Hooker, FlowTech, NOS and Earl's during 1999. Cost elements included in inventory are material, labor and factory overhead.

      PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment purchased in the Acquisition, as well as the acquisitions of Holley's subsidiaries, are stated at estimated fair market value as prescribed by the purchase method of accounting. Subsequent purchases of property, plant and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which are as follows (in years):

           Buildings and improvements                              10-45
           Machinery and equipment                                  3-10
           Furniture and fixtures                                    3
           Computer equipment                                        3

      Expenditures for maintenance and repairs are generally charged to expense as incurred, whereas expenditures for improvements and replacements are capitalized.

      The cost and accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts and the resulting gain or loss is reflected in the consolidated statements of operations.

      INTANGIBLE ASSETS

      Financing costs are amortized over the term of the related outstanding debt using the effective interest method. The excess of the aggregate purchase price over the fair value of net assets of businesses acquired (goodwill) is being amortized on a straight-line basis over a period of 40 years. Trade names are being amortized on a straight-line basis over their estimated useful lives of 40 years. In connection with acquisitions, the Company has entered into various covenants not to compete with certain individuals. The estimated values allocated to such agreements are amortized on a straight-line basis over the terms of the respective agreements.

      Subsequent to an acquisition, the Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of its intangible assets may warrant revision or that the remaining balance of such assets may not be recoverable. When factors indicate that such assets should be evaluated for possible impairment, the Company uses an estimate of the acquired operation's undiscounted cash flows over the remaining life of the asset in measuring whether the asset is recoverable.

      INCOME TAXES

      The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", ("SFAS 109"). Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on the deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

      Prior to the Acquisition, the Predecessor was included in the consolidated federal income tax return of Coltec. For financial reporting purposes, the Predecessor provided income taxes as if it filed separately from Coltec while it was a subsidiary of Coltec. Subsequent to the Acquisition, the Company will be included in the consolidated federal income tax return of Holdings.

      ACCRUED CLAIMS AND LITIGATION

      The Company is partially self-insured for claims arising from employee health benefits and, prior to May 16, 1998, was partially self-insured for claims arising from workers' compensation. Excess insurance coverage is maintained for per-incident and cumulative liability losses for these risks in amounts management considers adequate. Amounts are currently accrued for the estimated cost of claims incurred, including related expenses. Management considers the accrued liabilities for unsettled claims to be adequate; however, there is no assurance that the amounts accrued will not vary from the ultimate amounts incurred upon final disposition of all outstanding claims. As a result, periodic adjustments to the reserves will be made as events occur which indicate that changes are necessary.

      STOCK-BASED COMPENSATION

      Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", ("SFAS 123"), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for employee stock-based compensation using the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", ("APB Opinion No. 25"), and related Interpretations. As of December 31, 1999, no options to purchase common stock of the Company have been granted.

      PLANT RELOCATION COSTS

      Plant relocation costs include expenses related to the closure of acquired manufacturing facilities and the related movement of inventory and fixed assets to the Company's manufacturing facility in Bowling Green, Kentucky.

      ADVERTISING

      Advertising production costs are expensed the first time the advertising is run. Total advertising expenses were $1,400, $436, $958 and $2,319 for the year ended December 31, 1997, the periods from January 1, 1998 to May 15, 1998 and May 16, 1998 to December 31, 1998 and the year ended December 31, 1999.

      RESEARCH AND DEVELOPMENT COSTS

      Research, development, pre-production and start-up costs related to both present and future products are expensed as incurred. Such costs amounted to $2,688, $884, $1,387 and $2,380 for the year ended December 31, 1997, the periods from January 1, 1998 to May 15, 1998 and from May 16, 1998 to December 31, 1998, and the year ended December 31, 1999, respectively, and are classified as a component of general and administrative expenses in the accompanying consolidated statements of operations.

      USE OF ESTIMATES

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      LONG-LIVED ASSETS

      When factors are present which indicate the cost of assets may not be recovered, the Company evaluates the realizability of its long-lived assets based upon the anticipated future undiscounted cash flows generated by the asset.

      FAIR VALUE OF FINANCIAL INSTRUMENTS

      The Company estimates the fair value of financial instruments using quoted or estimated market prices based upon the current interest rate environment and the remaining term to maturity. At December 31, 1999, there were no material differences between the book values of the Company's financial instruments and their related fair values.

      RECENT ACCOUNTING PRONOUNCEMENTS

      Effective May 16, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers.

      Effective May 16, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income encompasses all changes in stockholder's equity (except those arising from transactions with owners) and includes net income, net unrealized capital gains or losses on available for sale securities and foreign currency translation adjustments. Adoption of this pronouncement has not had a material impact on the Company's results of operations, as comprehensive income (loss) for 1998 and 1999 was the same as net income (loss) for the Company.

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), effective, as amended, for fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires all derivatives to be recognized in the statement of financial position and to be measured at fair value. The Company anticipates to adopt the provisions of SFAS 133 effective January 1, 2001 and is continuing to determine the effects of SFAS 133 on its financial statements.

3.    ACQUISITIONS

      HOLLEY

      The Acquisition was accounted for as a purchase. Accordingly, the accompanying consolidated financial statements of the Company include the results of operations of Holley subsequent to May 15, 1998. The purchase price was $100,000, excluding certain costs related to financing and consummating the Acquisition. The purchase price was funded from the sale of common stock and the proceeds from three term notes and a revolving line of credit.

      The allocation of the purchase price to the underlying net assets acquired was based on estimates of the fair value of the net assets as follows:

          Purchase price                                        $      100,000
          Financing and other transaction costs                          5,511
                                                                --------------
                  Total purchase price                                 105,511
                                                                --------------
          Less: value assigned to assets and liabilities

                  Current assets                                        26,266
                  Property, plant and equipment                         17,686
                  Financing costs                                        1,700
                  Trade name                                            23,180
                  Deferred tax liability, net                          (10,179)
                  Current liabilities                                  (16,867)
                  Non-current liabilities                                 (814)
                                                                --------------
                                                                        40,972
                                                                --------------
          Goodwill                                              $       64,539
                                                                ==============


      As of the acquisition date, the Predecessor had net working capital of $9,179 and property, plant and equipment of $5,773. The tradename, finance costs and deferred tax liability shown above resulted from the allocation of the purchase price and the resulting deferred tax effect.

      WEIAND

      Effective August 21, 1998, Holley acquired 100% of the outstanding stock of Weiand for cash of $5,607, excluding certain costs related to consummating the transaction. The transaction has been accounted for as a purchase. The principal stockholders of Weiand also entered into covenants not to compete with the Company. The accompanying consolidated financial statements include the results of operations of Weiand subsequent to August 21, 1998. The purchase price was allocated to the assets acquired and liabilities assumed based on their fair values as follows:


             Purchase price                                     $        5,607
             Financing and other transaction costs                         115
                                                                --------------
                    Total purchase price                                 5,722
                                                                --------------

             Less: value assigned to assets and liabilities:

                 Current assets                                          1,958
                 Property, plant and equipment                           3,957
                 Covenants not to compete                                  500
                 Deferred tax liability, net                            (1,078)
                 Long-term debt                                         (1,074)
                 Current liabilities                                      (873)
                                                                --------------
                                                                         3,390
                                                                --------------
             Goodwill                                           $        2,332
                                                                ==============

      LUNATI

      Effective October 29, 1998, Holley acquired 100% of the outstanding stock of Lunati. The transaction has been accounted for as a purchase. The accompanying consolidated financial statements include the results of operations of Lunati subsequent to October 29, 1998. The purchase price was $20,000, excluding certain costs related to financing and consummating the transaction. The principal stockholders of Lunati also entered into agreements not to compete with the Company. The purchase price was allocated to the assets acquired and liabilities assumed based on their fair values as follows:


             Purchase price                                      $      20,000
             Financing and other transaction costs                         997
                                                                --------------
                    Total purchase price                                20,997
                                                                --------------
             Less: value assigned to assets and liabilities:

                 Current assets                                          5,683
                 Property, plant and equipment                           5,076
                 Financing costs                                           150
                 Other assets                                               65
                 Trade name                                              5,290
                 Covenants not to compete                                4,000
                 Deferred tax liabilities, net                          (4,650)
                 Current liabilities                                      (386)
                 Non-current liabilities                                  (441)
                                                                --------------
                                                                        14,787
                                                                --------------



             Goodwill                                            $       6,210
                                                                ==============


      HOOKER

      Effective July 29, 1999, Holley acquired 100% of the outstanding stock of Hooker. The transaction has been accounted for as a purchase. The accompanying consolidated financial statements include the results of operations of Hooker subsequent to July 29, 1999. The purchase price was $22,082, excluding certain costs related to financing and consummating the transaction. The principal stockholders of Hooker also entered into agreements not to compete with the Company. The purchase price has been tentatively allocated to the assets acquired and liabilities assumed based on their estimated fair values as follows:


             Purchase price                                       $     22,082
             Financing and other transaction costs                       1,406
                                                                  ------------
                  Total purchase price                                  23,488
                                                                  ------------

             Less: value assigned to assets and liabilities:

               Current assets                                            4,685
               Property, plant and equipment                             1,993
               Financing costs                                             800
               Covenants not to compete                                    700
               Deferred tax liabilities, net                              (765)
               Current liabilities                                      (1,617)
                                                                  ------------
                                                                         5,796
                                                                  ------------
              Goodwill                                            $     17,692
                                                                  ============


      FLOWTECH

      Effective October 1, 1999, Holley acquired 100% of the outstanding stock of FlowTech. The transaction has been accounted for as a purchase. The accompanying consolidated financial statements include the results of operations of FlowTech subsequent to October 1, 1999. The purchase price was $6,569, excluding certain costs related to financing and consummating the transaction. The principal stockholders of FlowTech also entered into covenants not to compete with the Company. The purchase price has been tentatively allocated to the assets acquired and liabilities assumed based on their estimated fair values as follows:



             Purchase price                                     $        6,569
             Financing and other transaction costs                         306
                                                                --------------
                    Total purchase price                                 6,875
                                                                --------------

             Less: value assigned to assets and liabilities:

                 Current assets                                          3,588
                 Property, plant and equipment                           1,339
                 Other assets                                               90
                 Covenants not to compete                                  800
                 Deferred tax liabilities, net                            (442)
                 Current liabilities                                    (1,343)
                                                                --------------
                                                                         4,032
                                                                --------------




             Goodwill                                           $        2,843


      NOS

      Effective October 26, 1999, Holley acquired 100% of the outstanding stock of NOS. The transaction has been accounted for as a purchase. The accompanying consolidated financial statements include the results of operations of NOS subsequent to October 26, 1999. The purchase price was $12,500, excluding certain costs related to financing and consummating the transaction. The principal stockholders of NOS also entered into covenants not to compete with the Company. The purchase price has been tentatively allocated to the assets acquired and liabilities assumed based on their estimated fair values as follows:


             Purchase price                                     $       12,500
             Financing and other transaction costs                         386
                                                                --------------
                    Total purchase price                                12,886
                                                                --------------

             Less: value assigned to assets and liabilities:
                 Current assets                                          2,195
                 Property, plant and equipment                             106
                 Covenants not to compete                                1,400
                 Deferred tax liabilities, net                            (302)
                 Current liabilities                                      (691)
                 Non-current liabilities                                   (11)
                                                                --------------
                                                                         2,697
                                                                --------------
             Goodwill                                           $       10,189
                                                                ==============

      EARL'S

      Effective October 28, 1999, Holley acquired 100% of the outstanding stock of Earl's. The transaction has been accounted for as a purchase. The accompanying consolidated financial statements include the results of operations of Earl's subsequent to October 28, 1999. The purchase price was $14,500, excluding certain costs related to financing and consummating the transaction. The principal stockholders of Earl's also entered into covenants not to compete with the Company. The purchase price has been tentatively allocated to the assets acquired and liabilities assumed based on their estimated fair values as follows:


            Purchase price                                     $       14,500
            Financing and other transaction costs                         519
                                                               --------------
                   Total purchase price                                15,019
                                                               --------------

            Less: value assigned to assets and liabilities:
                Current assets                                          4,977
                Property, plant and equipment                           1,542
                Covenants not to compete                                1,450
                Deferred tax assets, net                                  407
                Current liabilities                                    (3,074)
                                                               --------------
                                                                        5,302
                                                               --------------
            Goodwill                                           $        9,717
                                                               ==============

      In 1999, the Company finalized its purchase price allocations for the Acquisition and the acquisitions of Weiand and Lunati. The purchase prices of Hooker, FlowTech, NOS and Earl's have been allocated to the assets acquired and liabilities assumed based on information currently available as to estimated fair values. An evaluation of the assets acquired and liabilities assumed during 1999 is in progress. Upon completion of the evaluation, net additions or reductions in the fair values currently assigned will be credited to or charged against amounts allocated to goodwill.

      The following unaudited pro forma information combines the consolidated results of the Company as if the acquisitions of Holley, Weiand, Lunati, Hooker, FlowTech, NOS and Earl's had occurred on January 1, 1998. While the Company believes it will realize certain long-term synergies through the integration of certain operating functions, there can be no assurances that such synergies can be realized.

                                                   YEARS ENDED DECEMBER 31,
                                                  --------------------------
                                                      1998          1999
                                                  ------------  ------------
                                                   (unaudited)   (unaudited)

      Net sales                                    $  161,350     $ 167,837
                                                   ==========     =========

      Net loss                                     $   (6,588)    $  (7,332)
                                                   ==========     =========


      In May 1999, the Company acquired a super charger product line from Automoco Corporation for a total purchase price of approximately $2,417 in a transaction which was accounted for as a purchase.

4.    INVENTORIES

      Inventories as of December 31, 1998 and 1999 consisted of the following:

                                                     1998            1999
                                                 -----------     -----------
      Raw materials                              $    14,032     $    16,861
      Work-in-progress                                 3,877           5,357
      Finished goods                                   4,092           8,994
      Other                                              672             311
                                                 -----------     -----------
                                                 $    22,673     $    31,523
                                                 ===========     ===========

      As a result of the Acquisition, inventories were revalued to fair value at May 16, 1998, which approximated the FIFO method of determining inventory value as of December 31, 1998. As of December 31, 1999, the Company has a reserve of $400 to reduce its inventories accounted for under the LIFO method from their respective FIFO values.

5.    PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment as of December 31, 1998 and 1999 consisted of the following:

                                                       1998            1999
                                                    -----------     -----------
      Land                                          $         -     $       380
      Buildings and improvements                          3,882          11,209
      Machinery and equipment                            19,560          25,525
      Computer equipment                                  3,106           3,501
      Furniture and fixtures                                874           1,348
      Construction in process                               906             763
                                                    -----------     -----------
                                                         28,328          42,726
         Less: accumulated depreciation                  (1,557)         (7,014)
                                                    -----------     -----------
                                                    $    26,771     $    35,712
                                                    ===========     ===========


      Depreciation expense was $950, $531, $1,921 and $5,592 for the year ended December 31, 1997, the periods from January 1, 1998 to May 15, 1998 and May 16, 1998 to December 31, 1998 and the year ended December 31, 1999, respectively.

6.    INTANGIBLE ASSETS

      Intangible assets as of December 31, 1998 and 1999 consisted of the following:

                                                       1998            1999
                                                    ------------    -----------
      Costs in excess of net assets acquired        $     73,081    $   117,980
      Trade names                                         28,470         27,980
      Covenants not to compete                             4,500          8,150
      Financing costs                                      1,704          5,985
      Other                                                  316            563
                                                    ------------    -----------
                                                         108,071        160,658
         Less: accumulated amortization                   (1,626)        (6,335)
                                                    ------------    -----------
                                                    $    106,445    $   154,323
                                                    ============    ===========


      Amortization expense was $113, $45, $1,626 and $4,536 for the year ended December 31, 1997, the periods from January 1, 1998 to May 15, 1998 and May 16, 1998 to December 31, 1998 and the year ended December 31, 1999, respectively.

7.    ACCRUED LIABILITIES

      Accrued liabilities as of December 31, 1998 and 1999 consisted of the following:

                                                      1998           1999
                                                  ------------    -----------
      Wages and benefits                          $      4,620    $     5,196
      Reserve for product returns                        3,894          4,294
      Allowance for outstanding rebate programs          1,434          1,504
      Interest                                           1,327          5,177
      Other                                              3,896          3,709
                                                  ------------    -----------
                                                  $     15,171    $    19,880
                                                  ============    ===========


8.    LONG-TERM DEBT

      Long-term debt as of December 31, 1998 and 1999 consisted of the following:

                                                                 1998           1999
                                                             ------------    -----------
      Revolving line of credit, maturing June 30, 2003       $      4,375    $    17,000
      Term note "A", refinanced September 1999                     19,000              -
      Term note "B", refinanced September 1999                     29,850              -
      Term note "C", refinanced September 1999                     14,925              -
      Term note "D", refinanced September 1999                     24,938              -
      Senior notes, maturing September 15, 2007,
         net of debt discount of $5,284                                 -        144,716
      Long-term lease obligation                                        -          2,330
      Other                                                             -            659
                                                             ------------    -----------
                                                                   93,088        164,705
      Less current portion                                         (3,200)          (257)
                                                             ------------    -----------
                                                             $     89,888    $   164,448


      To finance the Acquisition, the Company entered into a credit agreement (the "Credit Agreement") with a group of lenders on May 16, 1998. The Credit Agreement provided for term notes of $20,000, $30,000 and $15,000, as well as a revolving line of credit of up to $15,000. In connection with the acquisition of Lunati in October 1998 and Hooker in July 1999, the Company entered into amendments to the Credit Agreement (the "Amendments"). These Amendments provided for additional term loans of $25,000 and $25,000, respectively, and increased the maximum borrowings available under the revolving line of credit to $25,000, subject to limitations based on eligible accounts receivable and inventory as defined.

      On September 20, 1999, the Company issued $150,000 of 12 1/4% senior notes due 2007 at a discount of 3.7% (the "Senior Notes"). The debt discount will be amortized as a non-cash charge to interest expense using the effective interest method over the term of the debt. The Senior Notes are unsecured and subordinate to the Company's other indebtedness. The proceeds from the Senior Notes were used to repay existing indebtedness under the Credit Agreement and the Amendments described above and to fund the acquisitions of FlowTech, NOS and Earl's in October 1999. Upon repayment of amounts outstanding under the Credit Agreement and the Amendments, the Company recognized an extraordinary charge to write-off the deferred financing costs of $2,668 related to the Credit Agreement and the Amendments. This charge has been included in the accompanying consolidated statement of operations, net of the associated tax benefit of $1,014, as an extraordinary item. Concurrent with the issuance of the Senior Notes, the Company entered into an amendment to the Credit Agreement (the "Amended and Restated Credit Agreement") to reflect the repayment of all term notes with the maximum borrowings available under the revolving line of credit remaining at $25,000, subject to limitations based on eligible accounts receivable and inventory, as defined.

      At December 31, 1999, the Company has outstanding letters of credit totaling $541 which reduce the availability under the line of credit. As of December 31, 1999, the Company had borrowings of $17,000 outstanding under the revolving line of credit and $7,459 of unused credit availability.

      Interest rates for the revolving line of credit ranged from 8.75% to 9.5% during the year ended December 31, 1999. The Company is required to make quarterly payments of accrued interest outstanding on the revolving line of credit. The revolving line of credit is secured by substantially all assets of the Company.

      On March 8, 2000, the Company entered into an amendment to the Amended and Restated Credit Agreement which increased the maximum borrowings available under the revolving line of credit to $35,000, subject to limitations based on eligible accounts receivable and inventory, as defined in the Credit Agreement.

      The Amended and Restated Credit Agreement requires the Company to meet certain covenants which, among other things, require the quarterly maintenance of ratios related to leverage and cash flow, and limit the level of capital expenditures and payments of dividends. The Credit Agreement and Amendment also require mandatory principal prepayments from any proceeds of sales of the Company's assets or common stock as well as 75% of excess cash flow, as defined. At December 31, 1999, the Company was in compliance with these covenants.

      The Company is dependent on the revolving line of credit facility to fund its working capital needs. Based on their projections, management believes the Company will be in compliance with the quarterly financial ratio covenants during 2000 and that the revolving line of credit facility will be adequate to allow the Company to fund its working capital needs during 2000. However, should the revolving line of credit become unavailable or the Company fail to meet its projected results, the Company may be forced to seek additional sources of financing in order to fund its working capital needs.

      Future maturities of long-term debt for the years following December 31, 1999 are as follows:


             2000                                    $     257
             2001                                          245
             2002                                          260
             2003                                       17,306
             2004                                          279
             Thereafter                                146,358
                                                     ---------
                                                     $ 164,705
                                                     =========


9.    INCOME TAXES

      The provision (benefit) for income taxes consisted of the following:

                                                             THE PREDECESSOR                        THE COMPANY
                                                     -----------------------------        ------------------------------
                                                                                          MAY 16, 1998
                                                      YEAR ENDED        JANUARY 1,            TO              YEAR ENDED
                                                     DECEMBER 31,        1998 TO          DECEMBER 31,       DECEMBER 31,
                                                        1997          MAY 15, 1998           1998               1999
                                                     ------------     ------------        -----------        -----------
      Current tax expense                            $      2,978     $      1,716        $     1,993        $         -
      Deferred tax benefit                                   (458)            (919)              (959)              (323)
                                                     ------------     ------------        -----------        -----------
         Income tax provision (benefit)              $      2,520     $        797        $     1,034        $      (323)
                                                     ============     ============        ===========        ===========


      A reconciliation of the U.S. Federal statutory rate to the effective rate is as follows:

                                                             THE PREDECESSOR                        THE COMPANY
                                                     -----------------------------        ------------------------------
                                                                                          MAY 16, 1998
                                                      YEAR ENDED        JANUARY 1,            TO              YEAR ENDED
                                                     DECEMBER 31,        1998 TO          DECEMBER 31,       DECEMBER 31,
                                                        1997          MAY 15, 1998           1998               1999
                                                     ------------     ------------        -----------        -----------
      U.S. federal statutory rate                        34.0%            34.0%              34.0%              (34.0%)
      State taxes on income, net of federal
         benefit                                          4.0%             4.0%               4.0%               (4.0%)
      Expenses not deductible                             0.4%             3.1%               3.4%                4.4%
      Other                                              (1.3)%            2.0%                -                   -
      Non-deductible amortization                          -                -                21.2%               24.6%
                                                     ------------     ------------        -----------        -----------

         Income tax provision (benefit)                  37.1%            43.1%              62.6%               (9.0%)
                                                     ============     ============        ===========        ===========

      Significant components of deferred tax liabilities and assets are as follows:

                                                      1998            1999
                                                   -----------     -----------
         Reserve on assets                         $       410     $       951
         Liabilities not yet deductible                  3,741           3,580
                                                   -----------     -----------
             Total current assets                        4,151           4,531

         Other                                             283             418
         Trade name                                    (10,681)        (10,216)
         Covenants not to compete                       (1,654)         (2,635)
         Fixed assets                                   (7,047)         (6,970)
                                                   -----------     -----------
             Total noncurrent liabilities, net         (19,099)        (19,403)
                                                   -----------     -----------
             Total net deferred liability          $   (14,948)    $   (14,872)
                                                   ===========     ===========

      .

10.   BENEFIT PLANS

      HOLLEY 401(K) PLAN

      Effective May 16, 1998, Holley established 401(k) savings plans for salaried and non-salaried employees. Participation in the plans is optional. Employer contributions to the plans are discretionary. During the period from May 16, 1998 to December 31, 1998 and the year ended December 31, 1999, the Company's contribution expense related to these plans totaled $375 and $865, respectively.

      LUNATI 401(K) PLAN

      Lunati maintains a profit sharing and a 401(k) savings plan for its employees. Employer contributions to the plan are discretionary. During the period from May 16, 1998 to December 31, 1998 and the year ended December 31, 1999, the Company contributed $37 to this plan.

      DEFINED BENEFIT PENSION PLAN

      Effective May 16, 1998, the Company established a defined benefit pension plan for its employees. The Projected Unit Credit Actuarial Cost Method is used to determine the normal cost of the pension plan and estimate pension benefit obligations.

                                                                 1998            1999
                                                         ------------    ------------
         CHANGE IN BENEFIT OBLIGATION
             Beginning benefit obligation                $          -    $      3,120
                Service cost                                      560             928
                Interest cost                                      75             263
                Actuarial gain                                    835            (585)
                Prior service costs                             1,650             187
                                                         ------------    ------------
             Ending benefit obligation                   $      3,120    $      3,913
                                                         ============    ============
         FAIR VALUE OF PLAN ASSETS
             Fair value of plan assets                   $          -    $          -
                Employer contributions                              -             550
                Return of assets                                    -               7
                Benefit payments                                    -             (36)
                                                         ------------    ------------
             Ending fair value of plan assets            $          -    $        521
                                                         ============    ============

         FUNDED STATUS
             Funded status                               $     (3,120)   $     (3,913)
                Plan assets                                         -             521
                Unrecognized prior service costs                    -             187
                Unrecognized actuarial loss                       835             307
                                                         ------------    ------------
             Net accrued benefit liability recognized    $     (2,285)   $     (2,898)
                                                         ============    ============

         COMPONENTS OF NET PERIODIC BENEFIT COST
                Service cost                             $        560    $        928
                Interest cost                                      75             263
                                                         ------------    ------------
                    Net periodic benefit cost            $        635    $      1,191
                                                         ============    ============



      The actuarial assumptions include a discount rate of 6.5% and an annual rate of compensation increase of 4.0% for 1999.

      Prior to May 16, 1998, the Predecessor participated in the defined benefit pension plan of Coltec. Under this plan, eligible retired employees were provided certain health care and life insurance benefits, with some of those retirees paying a portion of the related costs. The Company's liability under this plan was not separately calculated; therefore, expense is reflected based on cash funding requirements. Company contributions to the plan totaled $496 and $0 for the year ended December 31, 1997 and the period from January 1, 1998 to May 15, 1998, respectively.

11.   LEASE COMMITMENTS

      The aggregate future minimum fixed lease obligations under operating leases for the Company as of December 31, 1999, are as follows:

                                                           OPERATING
                                                             LEASES
                                                          ------------
            2000                                           $     2,045
            2001                                                 1,196
            2002                                                 1,017
            2003                                                   823
            2004                                                   744
            Thereafter                                             413
                                                          ------------
                 Total minimum lease payments              $     6,238
                                                          ============



      Total rent expense for the Company's operating leases was approximately $603, $215, $444 and $1,280 for the year ended December 31, 1997 and the periods from January 1, 1998 to May 15, 1998 and May 16, 1998 to December 31, 1998 and the year ended December 31, 1999, respectively.

12.   MAJOR CUSTOMERS

      The Company's customers include many large and well-known automotive parts retailers and distributors. One customer, Auto Sales, Inc. (d/b/a Summit Racing), represented 13.8% and 13.5% of total sales from May 16, 1998 to December 31, 1998 and the year ended December 31, 1999, respectively. Approximately 1% and 3.8% of the Company's accounts receivable at December 31, 1998 and 1999, respectively, were from this customer. Management believes the credit risk associated with this customer is minimal.

13.   COMMITMENTS AND CONTINGENCIES

      The Company is a party to various lawsuits and claims in the normal course of business. While the outcome of the lawsuits and claims against the Company cannot be predicted with certainty, management believes that the ultimate resolution of the matters will not have a material effect on the financial position or results of operations of the Company.

      In May 1999, the Union Pacific Railroad Company ("Union Pacific") initiated litigation against the Company alleging that certain soil and groundwater contamination found on Union Pacific's property had migrated from an adjacent facility owned by Weiand. The complaint seeks costs totaling in excess of $5,000. At this time, the Company is unable to assess the likelihood of an unfavorable outcome, or in the event of such an outcome, the amount of any resulting liability. The Company is investigating Union Pacific's claims and intends to defend them vigorously. Recently, the Company discovered possible soil contamination on the Weiand property, which has not yet been confirmed or assessed. The property owner may assert claims for damage to the property. The Company intends to defend any such claims vigorously.

      The Company, like others in similar businesses, is subject to extensive federal, state and local environmental laws and regulations. Although Company environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent regulation could require the Company to make unforeseen environmental expenditures.

      The Company has established a severance plan for certain members of management. Under the terms of the severance plan, the participants are entitled to certain severance benefits, which include salary continuation, in the event the participant is terminated by the Company without cause.

14.   RELATED-PARTY TRANSACTIONS

      The Company paid a fee of $2,000 to Kohlberg & Co., L.L.C. (the majority shareholder of Holdings and "Kohlberg") in conjunction with the Acquisition. In 1998, the Company paid fees totaling $750 to Kohlberg in conjunction with the acquisitions of Weiand and Lunati (Note 3). In 1999, the Company paid fees totaling $766 to Kohlberg in conjunction with the acquisitions of Hooker, Flowtech, NOS and Earl's (Note 3). These fees have been capitalized along with other acquisition costs incurred in the transactions.

      Pursuant to a management agreement, Kohlberg provides the Company with general corporate administrative services. Kohlberg receives a management fee to recover its operating expenses based upon an allocation of time devoted to the Company.

      Prior to May 15, 1998, Coltec's staff and management provided certain operating, corporate and management services to the Predecessor in exchange for a management fee. Management believes the fees were fair based on the services provided.

      Subsequent to the Acquisition, Holdings issued 3,668,481 stock options to buy common stock of Holdings to certain members of management of the Company. During 1999, Holdings issued an additional 150,000 options to a member of management. The options are exercisable at $1.50 per share, which represented estimated fair value at the date of grant, and vest at the end of nine years or at an accelerated rate if certain performance measurements are met. As of December 31, 1999, 33% of the options were vested and 67% remained vested and outstanding.

15.   ROYALTY AGREEMENT

      Effective December 31, 1997, the Predecessor entered into a License Agreement (the "Agreement") with Coltec. Under the terms of the Agreement, Coltec granted the Predecessor the use of certain intellectual property, including but not limited to copyrights, patents, and trademarks, in exchange for a fee. Fees paid to Coltec under this Agreement from January 1, 1998 to May 15, 1998 totaled $1,054 and are included in other expense in the accompanying consolidated statements of operations. The agreement terminated on May 15, 1998 in connection with the Acquisition.

16.   SEGMENT DATA

      The Company's reportable segments have a common management team and infrastructure; however, due to the different nature of the products sold by each segment, the Company monitors each segment's revenues and gross margin on a standalone basis when making strategic decisions regarding the allocation of Company resources.

      The Company has two reportable segments: High Performance Parts and Remanufactured Parts. The Company manufactures high performance aftermarket automotive parts through its High Performance Parts segment. Under its Remanufactured Parts segment, the Company refurbishes used automotive part cores and then resells the parts as remanufactured products. Both segments sell primarily to automotive parts distributors throughout the United States.

      The accounting policies of the reportable segments are the same as those described in Note 2. The Company evaluates the performance of its reportable segments based on gross margin. Intersegment sales and transfers are not significant.

      Summarized financial information concerning the Company's operating measures for the reportable segments are shown in the following table:


                                                        HIGH
                                                    PERFORMANCE        REMANUFACTURED
                                                       PARTS               PARTS                TOTAL
                                                    ------------       --------------        ------------
                                                                       THE PREDECESSOR
                                                    -----------------------------------------------------
     YEAR ENDED DECEMBER 31, 1997
         Revenues                                    $   69,293         $   29,510           $   98,803
         Gross margin                                    23,942              5,669               29,611

      JANUARY 1, 1998 TO MAY 15, 1998

         Revenues                                    $   26,651         $    9,981           $   36,632
         Gross margin                                     8,901              2,003               10,904

                                                                       THE COMPANY
                                                    -----------------------------------------------------
      MAY 16, 1998 TO DECEMBER 31, 1998

         Revenues                                    $   47,032         $   17,699           $   64,731
         Gross margin                                    15,339              5,123               20,462

      YEAR ENDED DECEMBER 31, 1999

         Revenues                                    $  104,562         $   25,529           $  130,091
         Gross margin                                    35,073              6,891               41,964


      Summary balance sheet data for inventory and fixed assets for each of the Company's reportable segments as of December 31, 1998 and 1999 are shown in the following table:

                                                        HIGH
                                                    PERFORMANCE        REMANUFACTURED
                                                       PARTS               PARTS                TOTAL
                                                    ------------       --------------        ------------
                                                                       THE PREDECESSOR
                                                    -----------------------------------------------------


      AS OF DECEMBER 31, 1998
         Inventory                                   $   18,405          $    4,268           $   22,673
         Fixed assets                                    23,937               2,834               26,771

      AS OF DECEMBER 31, 1999
         Inventory                                   $   27,315          $    4,208           $   31,523
         Fixed assets                                    33,043               2,669               35,712


17.   KEY SUPPLIER

      The Company is dependent on one supplier for the zinc castings used in its production process. Purchases from this supplier account for approximately 12% of annual raw material purchases.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Holley Performance Products Inc.:

We have audited, in accordance with auditing standards generally accepted in the United States, the accompanying consolidated balance sheets of HOLLEY PERFORMANCE PRODUCTS INC. (a Delaware corporation) AND SUBSIDIARIES as of December 31, 1998 and 1999 and the related consolidated statements of operations, stockholder's equity and cash flows for the period from inception, May 16, 1998, to December 31, 1998 and the year ended December 31, 1999. We have also audited the accompanying statements of income, stockholder's equity and cash flows of the Predecessor (businesses identified in Note 1)for the year ended December 31, 1997 and the period from January 1, 1998 to May 15, 1998 included in this Form 10-K and have issued our report thereon dated March 8, 2000.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedule of valuation and qualifying accounts is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The information presented in this schedule as of and for the periods ended December 31, 1997, May 15, 1998, December 31, 1998 and December 31, 1999 has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                    Arthur Andersen LLP

Nashville, Tennessee
March 8, 2000

                          FINANCIAL STATEMENT SCHEDULE
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS


            COLUMN A                   COLUMN B          COLUMN C          COLUMN D          COLUMN E         COLUMN F
            --------                   --------          --------          --------          --------         --------

                                      Balance at         Additions
                                     beginning of    charged to costs     Deductions         Reserves        Balance at
         Classification                 period         and expenses      from reserves       acquired      end of period
---------------------------------- ----------------- ------------------ ---------------- ----------------- ---------------

Allowance for doubtful accounts:

For the year ended December 31,

     1999                                $1,686                $100            $(769)            $276           $1,293
For the period from May 16, 1998
     to December 31, 1998                 1,575                 397             (286)               -            1,686
For the period from January 1,
     1998 to May 15, 1998                 1,118                 457                -                -            1,575
For the year ended December 31,
     1997                                    14               1,104                -                -            1,118

Allowance for outstanding rebate programs:
For the year ended December 31,

     1999                                $1,434               3,831           (3,761)               -           $1,504
For the period from May 16, 1998
     to December 31, 1998                 1,071               1,940           (1,577)               -            1,434
For the period from January 1,
     1998 to May 15, 1998                   467               1,193             (589)               -            1,071
For the year ended December 31,
     1997                                   383               2,855           (2,771)               -              467

Reserve for product returns:
For the year ended December 31,

     1999                                $3,894                $200                -             $200           $4,294
For the period from May 16, 1998
     to December 31, 1998                 3,629                 265                -                -            3,894
For the period from January 1,
     1998 to May 15, 1998                 3,706                   -              (77)               -            3,629
For the year ended December 31,
     1997                                 4,292                 334             (920)               -            3,706