Form 10-Q
period 2000-04-02
HOLLEY PERFORMANCE PRODUCTS INC
filed 2000-05-16
CIK 1096536

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended April 2, 2000

                                       OR

/_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 333-89061

                        HOLLEY PERFORMANCE PRODUCTS INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)



        Delaware                                       61-1291482
--------------------------------------------------------------------------------
(State of Incorporation)                 (I.R.S. Employer Identification Number)

   1801 Russellville Road, Post Office Box 10360, Bowling Green, KY 42102-7360
--------------------------------------------------------------------------------
          (Address Of Principal Executive Offices, Including Zip Code)

                                  270-782-2900
--------------------------------------------------------------------------------
                  (Registrant's Telephone, Including Area Code)


         Securities registered pursuant to Section 12(b) of the Act: None

         Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         There were 1,000 shares of Common Stock outstanding as of April 2, 2000.

                        HOLLEY PERFORMANCE PRODUCTS INC.

                           Quarterly Report on Form 10-Q
                    For the Three Months Ended April 2, 2000

                                TABLE OF CONTENTS



                                              PART I                                                  Page No
                                                                                                      -------
Item 1.   Financial Statements...................................................................         3
Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations..        10
Item 3.   Quantitative and Qualitative Disclosures About Market Risk.............................        14


                                             PART II

Item 1.   Legal Proceedings......................................................................        15
Item 6.   Exhibits and Reports on Form 8-K.......................................................        15

SIGNATURES                                                                                               16

PART I- FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                HOLLEY PERFORMANCE PRODUCTS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)


                                                                       December 31,     APRIL 2,
                                    ASSETS                                1999            2000
                                                                        ---------       ---------

CURRENT ASSETS:
    Cash and cash equivalents                                           $   1,359       $     743
    Accounts receivable, net of reserves for doubtful accounts of
       $1,293 and $1,076, respectively                                     28,320          29,089
    Inventories                                                            31,523          36,493
    Deferred income taxes                                                   4,531           3,267
    Income taxes receivable                                                 4,112           3,164
    Other current assets                                                    2,583           2,382
                                                                        ---------       ---------
          Total current assets                                             72,428          75,138

PROPERTY, PLANT AND EQUIPMENT, NET                                         35,712          35,407
INTANGIBLE ASSETS, NET                                                    154,323         154,096
                                                                        ---------       ---------
          Total assets                                                  $ 262,463       $ 264,641
                                                                        =========       =========
                     LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt                                   $     257       $     293
    Accounts payable                                                        9,633          15,661
    Accrued liabilities                                                    19,880          16,493
                                                                        ---------       ---------
          Total current liabilities                                        29,770          32,447
                                                                        ---------       ---------

LONG-TERM DEBT, NET OF CURRENT PORTION                                    164,448         169,591
                                                                        ---------       ---------
DEFERRED INCOME TAXES                                                      19,403          16,879
                                                                        ---------       ---------
OTHER                                                                         652             642
                                                                        ---------       ---------

COMMITMENTS AND CONTINGENCIES                                                  --              --

STOCKHOLDER'S EQUITY:
    Common stock, $1.00 par value; 1,000 shares authorized, issued
       and outstanding                                                          1               1
    Paid-in capital                                                        52,499          52,499
    Retained deficit                                                       (4,310)         (7,418)
                                                                        ---------       ---------
          Total stockholder's equity                                       48,190          45,082
                                                                        ---------       ---------
          Total liabilities and stockholder's equity                    $ 262,463       $ 264,641
                                                                        =========       =========



              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                HOLLEY PERFORMANCE PRODUCTS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in Thousands)
                                   (Unaudited)


                                                                                   January 1, 1999    JANUARY 1, 2000
                                                                                         to                 TO
                                                                                    March 28, 1999     APRIL 2, 2000
                                                                                   ---------------    ---------------
NET SALES                                                                            $     30,801       $     39,051

COST OF SALES                                                                              20,249             26,470
                                                                                     ------------       ------------
          Gross profit                                                                     10,552             12,581
                                                                                     ------------       ------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                                6,232              9,666

PLANT RELOCATION COSTS                                                                        360                 92

AMORTIZATION EXPENSE                                                                          928              1,364
                                                                                     ------------       ------------
          Operating income                                                                  3,032              1,459
                                                                                     ------------       ------------

INTEREST EXPENSE                                                                            2,004              5,804

OTHER EXPENSE                                                                                   2                  -
                                                                                     ------------       ------------

INCOME (LOSS) BEFORE TAXES                                                                  1,026             (4,345)

INCOME TAX PROVISION (BENEFIT)                                                                796             (1,237)
                                                                                     ------------       ------------

NET INCOME (LOSS)                                                                    $        230       $     (3,108)
                                                                                     ============       ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                HOLLEY PERFORMANCE PRODUCTS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                             (Dollars in Thousands)
                                   (Unaudited)


                              COMMON    PAID-IN      RETAINED
                              STOCK     CAPITAL      DEFICIT         TOTAL
                              ------    -------      -------       --------

BALANCE, DECEMBER 31, 1999    $  1      $52,499      $(4,310)      $ 48,190

    Net loss                     -           --       (3,108)        (3,108)
                              ------    -------      -------       --------
BALANCE, APRIL 2, 2000        $  1      $52,499      $(7,418)      $ 45,082
                              ======    =======      =======       ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                HOLLEY PERFORMANCE PRODUCTS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)


                                                                                  January 1, 1999   JANUARY 1, 2000
                                                                                        to                TO
                                                                                   March 28, 1999    APRIL 2, 2000
                                                                                  ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                                 $   230           $(3,108)
    Adjustments to reconcile net income (loss) to net cash provided by (used
       in) operating activities:
          Depreciation and amortization                                                 2,160             2,989
          Amortization of debt discount                                                    --               211
          Deferred income taxes                                                           272            (1,260)
          Changes in assets and liabilities, net of assets purchased:
                 Accounts receivable                                                   (4,295)             (769)
                 Inventories                                                            2,007            (4,970)
                 Other assets                                                            (224)            1,149
                 Accounts payable                                                      (2,077)            6,028
                 Accrued liabilities                                                      208            (3,398)
                                                                                      -------           -------
                    Net cash used in operating activities                              (1,719)           (3,128)
                                                                                      -------           -------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                                 (318)           (1,320)
    Cash paid for acquisitions                                                           (623)             (679)
                                                                                      -------           -------
                    Net cash used in investing activities                                (941)           (1,999)
                                                                                      -------           -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds (payments) on long-term obligations                                    3,000             4,968
    Financing costs                                                                        --              (457)
                                                                                      -------           -------
                    Net cash provided by financing activities                           3,000             4,511
                                                                                      -------           -------

NET CHANGE IN CASH                                                                        340              (616)

BALANCE AT BEGINNING OF PERIOD                                                          2,013             1,359
                                                                                      -------           -------
BALANCE AT END OF PERIOD                                                              $ 2,353           $   743
                                                                                      =======           =======
SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid for interest                                                            $    --           $ 9,810
                                                                                      =======           =======
    Cash paid for income taxes                                                        $    --           $    --
                                                                                      =======           =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                HOLLEY PERFORMANCE PRODUCTS INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                (Dollars in Thousands, except per share amounts)
                                   (Unaudited)


1. ORGANIZATION AND BASIS OF PRESENTATION

The consolidated balance sheets as of April 2, 2000 and December 31, 1999 and the consolidated statements of operations and cash flows for the three months ended March 28, 1999 and April 2, 2000 have been prepared by the Company in accordance with the accounting policies described in its annual financial statements and should be read in conjunction with the notes thereto.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at March 28, 1999 and April 2, 2000 and for all periods presented have been made. The results of operations for the three months ended April 2, 2000 are not necessarily indicative of the operating results to be expected for the full year.

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


2. INVENTORIES

Inventories of the Company consist of the following:

                 December 31,     APRIL 2,
                     1999           2000
                 ------------     --------
Raw materials         $16,861      $15,300
Work-in-progress        5,357        5,195
Finished goods          8,994       15,651
Other                     311          347
                      -------      -------
                      $31,523      $36,493
                      =======      =======

3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment of the Company consist of the following:

                                                                  December 31,       APRIL 2,
                                                                      1999             2000
                                                                    --------         --------

         Land                                                       $    380         $    377
         Buildings and improvements                                   11,209           11,274
         Machinery and equipment                                      25,525           24,977
         Computer equipment                                            3,501            3,502
         Furniture and fixtures                                        1,348            1,276
         Construction in process                                         763            1,939
                                                                    --------         --------
                                                                      42,726           43,345
            Less: accumulated depreciation                            (7,014)          (7,938)
                                                                    --------         --------
                                                                    $ 35,712         $ 35,407
                                                                    ========         ========

Depreciation expense was $1,178 and $1,625 for the three months ended March 28, 1999 and April 2, 2000, respectively.


4. ACCRUED LIABILITIES

Accrued liabilities of the Company consist of the following:

                                                       December 31,     APRIL 2,
                                                           1999           2000
                                                          -------        -------

         Wages and benefits                               $ 5,196        $ 6,145
         Reserve for product returns                        4,294          4,294
         Allowance for outstanding rebate programs          1,504          1,966
         Interest                                           5,177            820
         Other                                              3,709          3,268
                                                       ----------       --------
                                                          $19,880        $16,493
                                                       ==========       ========

5. LONG-TERM DEBT

Long-term debt of the Company consists of the following:

                                                                     December 31,        APRIL 2,
                                                                         1999              2000
                                                                       ---------         ---------

         Revolving line of credit, maturing June 27, 2003              $  17,000         $  22,000
         Senior notes, maturing September 15, 2007, net of debt
             discount of $5,284 and $5,088                               144,716           144,912
         Other                                                               659               685
         Long-term lease obligation                                        2,330             2,287
                                                                       ---------         ---------
                                                                         164,705           169,884
         Less current portion                                               (257)             (293)
                                                                       ---------         ---------
                                                                       $ 164,448         $ 169,591
                                                                       =========         =========

On September 20, 1999, the Company issued $150,000 of 12 1/4% Senior Notes due 2007 at a discount of 3.7%. The debt discount will be amortized as a non-cash charge to interest expense using the effective interest method over the term of the debt. The notes are unsecured and subordinate to the Company's other indebtedness. The proceeds from the notes were used to repay existing indebtedness and to fund the acquisitions of NOS and Earl's in October 1999.


6. PLANT RELOCATION COSTS

Plant relocation costs include expenses related to the closure of a manufacturing facility and the related movement of inventory and fixed assets to the Company's manufacturing facility in Bowling Green, Kentucky.


7. SEGMENT DATA

The Company's reportable segments have a common management team and infrastructure, however, due to the different nature of the products sold by each segment, the Company monitors each segment's revenues and gross margin on a standalone basis when making strategic decisions regarding the allocation of Company resources.

The Company has two reportable segments: Performance Parts and Remanufactured Parts. The Company manufactures high performance aftermarket automotive parts through its Performance Parts segment. Under its Remanufactured Parts segment, the Company refurbishes used automotive part cores and then resells the parts as remanufactured products. Both segments sell primarily to automotive parts distributors throughout the United States.

The accounting polices of the reportable segments are the same as those described in the Company's annual financial statements and should be read in conjunction with the notes thereto. The Company evaluates the performance of its reportable segments based on gross margin. Intersegment sales and transfers are not significant.

Summarized financial information concerning the Company's operating measures for the reportable segments are shown in the following table:



                                       PERFORMANCE  REMANUFACTURED
                                          PARTS         PARTS          TOTAL
                                       -----------  ---------------   -------

JANUARY 1, 1999 TO MARCH 28, 1999
         Revenues                        $24,978        $5,823        $30,801
         Gross margin                      9,174         1,378         10,552

JANUARY 1, 2000 TO APRIL 2, 2000
         Revenues                        $32,135        $6,916        $39,051
         Gross margin                     10,820         1,761         12,581

Summary balance sheet data for inventory and fixed assets for each of the Company's reportable segments as of December 31, 1999 and April 2, 2000 are shown in the following table:



                             PERFORMANCE  REMANUFACTURED
                                PARTS         PARTS          TOTAL
                             -----------  --------------    -------

AS OF DECEMBER 31, 1999
         Inventory             $27,315        $4,208        $31,523
         Fixed assets           33,043         2,669         35,712

AS OF APRIL 2, 2000
         Inventory             $32,168        $4,325        $36,493
         Fixed assets           32,967         2,440         35,407


8. COMMITMENTS AND CONTINGENCIES

The Company is a party to various lawsuits and claims in the normal course of business. While the outcome of the lawsuits and claims against the Company cannot be predicted with certainty, management believes that the ultimate resolution of the matters will not have a material effect on the financial position or results of operations of the Company.

In May 1999, the Union Pacific Railroad Company ("Union Pacific") filed an action against the Company alleging that certain soil and groundwater contamination found on Union Pacific's property had migrated from an adjacent facility owned by Weiand. Union Pacific seeks damages of approximately $3,000 from all defendants for past and expected costs. At this time, the Company is unable to assess the likelihood of an unfavorable outcome, or in the event of such an outcome, the amount of any resulting liability. The Company is investigating Union Pacific's claims and is defending them vigorously. Recently, the Company discovered possible soil contamination on the Weiand property, which has not yet been confirmed or assessed. The property owner may assert claims for damage to the property. The Company intends to defend any such claims vigorously.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Report contains certain forward-looking statements with respect to the Company's operations, industry, financial condition and liquidity. These statements, which are typically introduced by phrases such as "the Company believes", "anticipates", "estimates" or "expects" certain conditions to exist, reflect management's best current assessment of a number of risks and uncertainties. The Company's actual results could differ materially from the results anticipated in these forward-looking financial statements as a result of certain factors described in this report. See "Safe Harbor Statement."

         THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE ACCOMPANYING UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES THERETO AND THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO CONTAINED IN THE ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999.

         "SAFE HARBOR" STATEMENT

         The Management's Discussion and Analysis and other portions of this Report include "forward looking" statements within the meaning of the federal securities laws that are subject to future events, risks and uncertainties that could cause actual results to differ materially from those expressed or implied. Important factors that ether individually or in the aggregate could cause actual results to differ materially from those expressed include, without limitation, (1) that the Company will not grow its sales revenue or profit, (2) that the Company will fail to be competitive with existing and new competitors, (3) that the Company will not be able to sustain its current growth, (4) that needed financing will not be available to the Company if and as needed, (5) that a significant change in the growth rate of the overall U.S. economy will occur, such that spending on performance automotive products will be materially impacted, (6) that a drastic negative change in the market conditions may occur, (7) that emissions and other environmental regulations affecting us will increase thereby limiting our ability to sell our automotive products and grow our business, and
         (8) that some other unforeseen difficulties may occur. This list is intended to identify only certain of the principal factors that could cause actual results to differ materially from those describe in the forward-looking statements included herein.


         OVERVIEW

         Founded in 1903, Holley is a leading manufacturer and marketer of specialty products for the performance automotive, marine and powersports (motorcycle, jet-ski, snowmobile and go-cart) aftermarkets. Our Company designs, manufactures and markets a diversified line of automotive performance racing products that include fuel, air, spark (also known as ignition) and internal engine management systems. We design our products to enhance vehicle performance through generating increased horsepower, torque and acceleration. Our products include both throttle body and multi-port fuel injection systems, performance and remanufactured carburetors, digital ignition systems, distributors, fuel pumps, camshafts, crankshafts, intake manifolds, pistons, super chargers, exhaust systems, headers, mufflers and motorcycle exhaust pipes, cylinder heads, water pumps and throttle bodies. With the October, 1999 acquisitions of FlowTech, NOS and Earl's, our product offerings also include nitrous oxide injection systems and performance automotive plumbing products. In the performance automotive aftermarket, we have the most widely recognized brand name and a broad distribution network, which includes specialized retailers, performance wholesale distributors, mail order retailers and original equipment manufacturers ("OEM's"). We have developed strong relationships with our customers in each distribution channel, including leading companies such as Advance Auto Parts, AutoZone, CSK Auto, Keystone, O'Reilly, Summit Racing, Jeg's mail order, GM Service Parts, Volvo-Penta and Mercury Marine.

         SEASONALITY

         Our operations experience slight seasonal trends, which generally affect the overall automotive aftermarket industry. Historically, our revenues are highest in the spring, during our second fiscal quarter, which marks the beginning of the racing season and when the weather is better suited for outdoor automotive repair activity. Seasonality has a more prevalent effect on our remanufacturing facility in Springfield, and accordingly, we occasionally hire temporary employees to respond to peak demand.


         COMPARISON OF THE THREE MONTHS ENDED APRIL 2, 2000 AND MARCH 28, 1999

                  Net Sales. Net sales equals gross revenues less provisions for volume rebates, co-op advertising, freight-out expenses, and other sales allowances. Net sales for the three months ended April 2, 2000 totaled $39.1 million compared to $30.8 million for the same period in 1999, an increase of $8.3 million or 26.9%. Sales in the performance segment were $32.2 million compared to $25.0 million in the same period in 1999, an increase of $7.2 million or 28.8%. Sales in the remanufacturing segment were $6.9 million compared to $5.8 million in the same period in 1999, an increase of $1.1 million or 19.0%. The increase in the performance segment was largely attributable to additional sales from the Hooker, FlowTech, NOS and Earl's acquisitions of $12.6 million, offset by reduced sales in the base business (the business owned in both periods) of $5.4 million. Management attributes the weak first quarter demand in the base business to special dating and discounting programs offered in the fourth quarter of 1999 that shifted orders out of the first quarter 2000. In addition, sales at our Lunati operations were down by $1.6 million, resulting from the transition from direct consumer sales to selling through our existing distributor network. The increased sales in the remanufacturing segment primarily resulted from increased demand.

                  Gross Profits. Gross profits for the three months ended April 2, 2000 totaled $12.6 million or 32.3% of net sales compared to $10.6 million or 34.3% of sales for the same period in 1999. This is a difference of $2.0 million or 18.9%. In the performance segment, gross profits were $10.8 million or 33.5% of sales compared to $9.2 million or 36.8% in the same period in 1999. This is an increase of $1.6 million or 17.4%. In the remanufacturing segment, gross profits were $1.8 million or 26.1% of sales compared to $1.4 million or 24.1% of sales in the same period in 1999. This is increase of $0.4 million or 28.6%. The increase in the performance segment is attributable to gross profits contributed by the Hooker, FlowTech, NOS and Earl's acquisitions of $4.6 million offset by reduced gross profit in the base business of $3.0 million. Of the base business decrease, $2.0 million is attributable to decreased volume, $0.5 million is due to reduced gross profit margins at our Lunati operations and $0.4 million is due to increased warranty expense. The reduced gross margins at Lunati and the increased warranty expense were primarily responsible for the decrease in gross profits as a percentage of sales in the preformance segment. Of the increased gross profit in the remanufacturing segment, $0.3 million is attributable to increased sales volume and $0.1 million is due to improved productivity and absorption of fixed costs.

                  Selling, General and Administrative Expenses. Selling, general, and administrative expenses for the three months ended April 2, 2000 totaled $9.7 million compared to $6.2 million in the same period in 1999, an increase of $3.5 million or 56.5%. The increase is mostly attributable to $2.0 million of additional expenses from the Hooker, FlowTech, NOS and Earl's acquisitions, and $1.5 million of additional expenses from the base business. The increased expenses in the base business include $0.6 million in increased marketing and advertising expense, increased cash discounts of $0.5 million as a result of increased sales, higher payroll costs of $0.3 million, and higher depreciation expense of $0.1 million.

                  Plant relocation costs. Plant relocation costs for the three months ended April 2, 2000 totaled $0.1 million compared to $0.4 million in the same period in 1999. These costs result from one-time expenses incurred in the integration of acquisitions.

                  Amortization Expense. Amortization expense for the three months ended April 2, 2000 totaled $1.4 million compared to $0.9 million for the same period in 1999. These expenses reflect the amortization of goodwill, transaction fees, and other intangible assets associated with the purchase of Holley by KHPP Holdings; the subsequent acquisitions of Weiand, Lunati, Hooker, FlowTech, NOS and Earl's; and the valuation of intellectual property.

                  Operating Income. Operating income for the three months ended April 2, 2000 totaled $1.5 million compared to $3.0 million in the same period in 1999, a decrease of $1.5 million or 50.0%. The decrease primarily resulted from increased selling, general and administrative expenses and increased amortization expenses partially offset by increased sales and gross profits.

                  Interest Expense. Interest expense was $5.8 million for the three months ended April 2, 2000 compared to $2.0 million in the same period in 1999. The expense resulted from interest on our Company's revolving credit facility, and the accrual of interest associated with our 12 1/4 % senior notes due 2007 issued in September 1999. The revolving letter of credit is used to finance general business and working capital needs. The proceeds from the sale of our senior notes were used to pay back the existing bank term loans and to finance our 1999 acquisitions.

                  Provision/(benefit) for Income Taxes. Benefit for income taxes for the three months ended April 2, 2000 was $(1.2) million compared to a $0.8 million provision in the same period in 1999. The benefit in 2000 results from taxable income being negative primarily due to increased interest expense.

                  Net Income/(Loss). Net loss for the three months ended April 2, 2000 was $(3.1) million compared with net income of $0.2 million for the same period in 1999, a decrease of $3.3 million. The decrease reflects increased interest expense of $3.8 million and reduced operating income of $1.5 million partially offset by the increased income tax benefit of $2.0 million.


         LIQUIDITY AND CAPITAL RESOURCES

                  Operating Activities. Net cash provided/(used) by operating activities for the three months ended April 2, 2000 was $(3.1) million. The decrease in net income and increased working capital requirements contributed primarily to the increase in net cash used by operating activities in the period. Inflows from depreciation & amortization of $3.2 million were offset by outflows due to increased working capital of $1.9 million, deferred income taxes of $1.3 million and a net loss of $3.1 million. The increase in working capital was primarily attributable to increased inventories of $5.0 million; increased accounts receivable of $0.7 million due to higher sales volume; and decreased accrued liabilities of $3.4 million resulting primarily from the excess of interest payments over accruals offset by increased accounts payable of $6.0 million and decreased other current assets of $1.2 million due to receipt of income tax refunds.

                  Investing Activities. Net cash used in investing activities for the three months ended April 2, 2000 was $2.0 million. We spent $1.3 million on capital additions during the period and another $0.7 million on asset purchases.

                  Financing Activities. Net cash provided by/(used in) financing activities the three months ended April 2, 2000 was $4.5 million. Cash provided in the period was primarily due to the proceeds from additional bank debt incurred for acquisitions and working capital needs of $5.0 million offset by the payment of fees associated with the amendment of our existing bank facility of $0.5 million.

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

                  Bank Credit Facility. In May 1998, we established a senior secured credit facility with a group of banks led by Credit Agricole Indosuez, which after certain amendments consists of a $35.0 million revolving credit facility. On March 8, 2000, this facility was amended to increase the available amount from $25.0 million to $35.0 million. The text of the amendment has been filed as an exhibit.

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


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                  The Company's exposure to interest rate changes is primarily related to its variable rate debt which may be outstanding from time to time under the Company's Revolving Credit Facility with a group of banks led by Credit Agricole Indosuez. The Company's Revolving Credit Facility is a $35 million line of credit with an interest rate based on the London Interbank Offered Rate (LIBOR) (currently 6.38%) or the prime rate (currently 9.00%). The term of this facility is through June 2003. Because the interest rate on the Revolving Credit Facility is variable, the Company's cash flow may be affected by increases in the prime rate. Management does not, however, believe that any risk inherent in the variable-rate nature of the loan is likely to have a material effect on the Company. As of the end of the first quarter of 2000, the Company's outstanding balance on the Revolving Credit Facility was $22.0 million. Even if the Company was to draw down on the entire available amount of the line prior and an unpredicted increase in the prime rate occurred, it would not be likely to have a material effect.

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



PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

                  In May 1999, Union Pacific Railroad Company filed an action against Weiand and others in federal district court for the Central District of California alleging that certain soil and groundwater contamination discovered on the Union Pacific property in Los Angeles migrated from the adjacent Weiand facility and, therefore, Weiand is responsible for costs related to investigation and remediation. Union Pacific seeks damages of approximately $3 million from all defendants for past and expected future costs. At this time, we are unable to assess the likelihood of an unfavorable outcome or, in the event of such an outcome, the amount of any resulting liability. We are investigating the claims of Union Pacific and the property owner and are defending them vigorously. Recently, we discovered possibly significant soil contamination on the Weiand property, which has not yet been confirmed or assessed. The property owner may assert claims for damage to the property. Holley intends to defend any such claims vigorously.

                  We have been named as defendants in a number of legal actions arising from normal business activities. Although the amount of any ultimate liability with respect to such matters cannot be precisely determined, we do not expect any such liability to have a material adverse effect on our overall operations.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibit 27 - Financial Data Schedule;

         (b)  Reports on Form 8-K - None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Holley Performance Products Inc.

Date:   May 16, 2000                         /s/  JEFFREY G. KING
                                             -----------------------------------
                                             Jeffrey G. King, President and
                                             Chief Executive Officer




Date:   May 16, 2000                         /s/ ROBERT L. WINELAND
                                             -----------------------------------
                                             Robert L. Wineland, Chief Financial
                                             Officer (principal financial
                                             officer)