Form 10-Q
period 2000-07-02
HOLLEY PERFORMANCE PRODUCTS INC
filed 2000-08-15
CIK 1096536

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended July 2, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

         There were 1,000 shares of Common Stock outstanding as of July 2, 2000.

                        HOLLEY PERFORMANCE PRODUCTS INC.

                           Annual Report on Form 10-Q
                    For the Three Months Ended July 2, 2000

                               TABLE OF CONTENTS


                                     PART I

                                                                    Page No.
                                                                    --------
Item 1.  Financial Statements .....................................     3
Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations ...................    11
Item 3.  Quantitative and Qualitative Disclosures
            About Market Risk .....................................    16


                                    PART II

Item 1.  Legal Proceedings ........................................    17
Item 6.  Exhibits and Reports on Form 8-K .........................    17

SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

               HOLLEY PERFORMANCE PRODUCTS INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                  (unaudited)

                                                              December 31,   JULY 2,
                                                                  1999         2000
                                                              ------------   --------
CURRENT ASSETS:
  Cash and cash equivalents.................................    $  1,359     $    788
  Accounts receivable, net of reserves for doubtful accounts
     of $1,293 and $957, respectively.......................      28,320       27,521
  Inventories...............................................      31,523       37,037
  Deferred income taxes.....................................       4,531        3,646
  Income taxes receivable...................................       4,112        1,565
  Other current assets......................................       2,583        1,737
                                                                --------     --------
          Total current assets..............................      72,428       72,294

PROPERTY, PLANT AND EQUIPMENT, NET..........................      35,712       34,635
INTANGIBLE ASSETS, NET......................................     154,323      152,784
                                                                --------     --------
          Total assets......................................    $262,463     $259,713
                                                                ========     ========

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt.........................    $    257     $    718
  Accounts payable..........................................       9,633       10,474
  Accrued liabilities.......................................      19,880       20,178
                                                                --------     --------
          Total current liabilities.........................      29,770       31,370
                                                                --------     --------
LONG-TERM DEBT, NET OF CURRENT PORTION......................     164,448      168,234
                                                                --------     --------
DEFERRED INCOME TAXES.......................................      19,403       16,099
                                                                --------     --------
OTHER.......................................................         652          548
                                                                --------     --------
COMMITMENTS AND CONTINGENCIES...............................          --           --
STOCKHOLDER'S EQUITY:
  Common stock, $1.00 par value; 1,000 shares authorized,
     issued and outstanding.................................           1            1
  Paid-in capital...........................................      52,499       52,499
  Retained deficit..........................................      (4,310)      (9,038)
                                                                --------     --------
          Total stockholder's equity........................      48,190       43,462
                                                                --------     --------
          Total liabilities and stockholder's equity........    $262,463     $259,713
                                                                ========     ========

   The accompanying notes are an integral part of these consolidated balance sheets.

               HOLLEY PERFORMANCE PRODUCTS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in Thousands)
                                  (Unaudited)


                                          THREE MONTHS ENDED                   SIX MONTHS ENDED
                                    ------------------------------      ------------------------------
                                    June 27, 1999     JULY 2, 2000      June 27, 1999     JULY 2, 2000
                                    -------------     ------------      -------------     ------------
NET SALES                             $34,131          $44,209            $64,932           $83,260
COST OF SALES                          22,322           28,826             42,571            55,296
                                      -------          -------            -------           -------
        Gross profit                   11,809           15,383             22,361            27,964
                                      -------          -------            -------           -------

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES               6,026           10,178             12,258            19,844

PLANT RELOCATION COSTS                     64              108                424               200

AMORTIZATION EXPENSE                      851            1,376              1,779             2,740
                                      -------          -------            -------           -------
        Operating income                4,868            3,721              7,900             5,180
                                      -------          -------            -------           -------

INTEREST EXPENSE                        2,337            6,197              4,341            12,001

OTHER EXPENSE                              (5)              (1)                (7)               (1)
                                      -------          -------            -------           -------

INCOME (LOSS) BEFORE TAXES
  AND MINORITY INTEREST                 2,526           (2,477)             3,552            (6,822)

INCOME TAX PROVISION/(BENEFIT)          1,208             (990)             2,004            (2,227)
                                      -------          -------            -------           -------

INCOME (LOSS) BEFORE
  MINORITY INTEREST                     1,318           (1,487)             1,548            (4,595)

MINORITY INTEREST, NET OF
  TAXES                                    --             (133)                --              (133)
                                      -------          -------            -------           -------

NET INCOME (LOSS)                     $ 1,318          $(1,620)           $ 1,548           $(4,728)
                                      =======          =======            =======           =======


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

               HOLLEY PERFORMANCE PRODUCTS INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                             (Dollars in Thousands)
                                  (Unaudited)


                                             COMMON          PAID-IN         RETAINED
                                              STOCK          CAPITAL          DEFICIT            TOTAL
                                            --------        ---------       ----------         ----------

BALANCE, DECEMBER 31, 1999................  $   1           $  52,499       $  (4,310)         $  48,190
    Net loss..............................     --                  --          (4,728)            (4,728)
                                            ---------       ---------       ----------         -----------
BALANCE, JULY 2, 2000.....................  $   1           $  52,499       $  (9,038)         $  43,462
                                            =========       =========       ==========         ===========


                  The accompanying notes are an integral part of these consolidated financial statements.

               HOLLEY PERFORMANCE PRODUCTS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                  (Unaudited)


                                                               January 1, 1999  JANUARY 1, 2000
                                                                      to               to
                                                                June 27, 1999     JULY 2, 2000
                                                               ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)...........................................        $   1,548        $  (4,728)
 Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
  Depreciation and amortization..............................            4,242            6,243
  Amortization of debt discount..............................               --              446
  Deferred income taxes......................................             (185)          (2,418)
  Changes in assets and liabilities, net of assets
   purchased:
   Accounts receivable.......................................           (5,829)             798
   Inventories...............................................            1,922           (5,515)
   Other assets..............................................           (1,478)           3,393
   Accounts payable..........................................              528              840
   Accrued liabilities.......................................              628              196
                                                               ---------------  ---------------
    Net cash provided by/used in operating activities........            1,376             (745)
                                                               ---------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures........................................           (1,075)          (2,424)
 Other noncurrent assets.....................................           (1,066)              50
 Cash paid for acquisitions..................................           (2,326)            (679)
                                                               ---------------  ---------------
    Net cash used in investing activities....................           (4,467)          (3,053)
                                                               ---------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds (payments) on long-term obligations............            3,300            3,802
 Financing costs.............................................               --             (575)
                                                               ---------------  ---------------
    Net cash provided by financing activities................            3,300            3,227
                                                               ---------------  ---------------
NET CHANGE IN CASH...........................................  $           209  $          (571)

BALANCE AT BEGINNING OF PERIOD...............................            2,013            1,359
BALANCE AT END OF PERIOD.....................................  $         2,222  $           788
                                                               ---------------  ---------------
SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash paid for interest......................................  $         3,321  $        10,302
                                                               ---------------  ---------------
 Cash paid for income taxes..................................  $         1,379  $             4
                                                               ===============  ===============



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

               HOLLEY PERFORMANCE PRODUCTS INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                  (Unaudited)


1.  ORGANIZATION AND BASIS OF PRESENTATION

The consolidated balance sheets as of December 31, 1999 and July 2, 2000, and the consolidated statements of operations for the six month periods and three month periods ended June 27, 1999 and July 2, 2000, and the statements of cash flows for the six month periods ended June 27, 1999 and July 2, 2000 have been prepared by the Company in accordance with the accounting policies described in its annual financial statements and should be read in conjunction with the notes thereto.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at June 27, 1999 and July 2, 2000 and for all periods presented have been made. The results of operations for the periods ended July 2, 2000 are not necessarily indicative of the operating results to be expected for the full year.

Holley Performance Products Inc., a Delaware corporation ("Holley" or the "Company") based in Bowling Green, Kentucky, is a leading manufacturer of a diversified line of performance automotive products, including carburetors, fuel pumps, fuel injection systems, ignition systems and remanufactured carburetors. The products are designed to enhance street, off-road, recreational and competitive vehicle performance through increased horsepower, torque and driveability. In addition to its automotive performance line, Holley manufactures performance marine, mobile and stationary industrial engine components and markets a new line of performance in-tank fuel pumps as well as a recently introduced specialty chemical line.

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


2.  INVENTORIES

Inventories of the Company consist of the following:

                                            December 31,        JULY 2,
                                               1999              2000
                                            ------------        -------
      Raw materials                           $16,861           $12,469
      Work-in-progress                          5,357             5,721
      Finished Goods                            8,994            18,847
      Other                                       311                --
                                              -------           -------
                                              $31,523           $37,037
                                              =======           =======

3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment of the Company consist of the following:


                                             December 31,           JULY 2,
                                                1999                 2000
                                             ------------         ----------
      Land                                      $   380             $   380
      Buildings and improvements                 11,209              11,968
      Machinery and equipment                    25,525              25,017
      Computer equipment                          3,501               3,575
      Furniture and fixtures                      1,348               1,300
      Construction in process                       763               2,236
                                                -------             -------
                                                 42,726              44,476
        Less: accumulated depreciation           (7,014)             (9,841)
                                                -------             -------
                                                $35,712             $34,635
                                                =======             =======

Depreciation expense was $2,354 and $3,500 for the six months and $1,176 and $1,875 for the three months ended June 27, 1999 and July 2, 2000, respectively.


4. ACCRUED LIABILITIES

Accrued liabilities of the Company consist of the following:

                                             December 31,           JULY 2,
                                                1999                 2000
                                             ------------         ----------
      Wages and benefits                        $ 5,196             $ 5,595
      Reserve for product returns                 4,294               4,621
      Allowance for outstanding rebate
        programs                                  1,504               1,288
      Interest                                    5,177               6,045
      Other                                       3,709               2,629
                                                -------             -------
                                                $19,880             $20,178
                                                =======             =======

5. LONG-TERM DEBT

Long-term debt of the Company consists of the following:

                                                                     December 31,       JULY 2,
                                                                         1999            2000
                                                                     ------------      ---------
  Revolving line of credit, maturing June 27, 2003                   $     17,000      $  20,500
  Senior notes, maturing September 15, 2007, net of debt
         Discount of $5,284 and $4,879                                    144,716        145,121
   Other                                                                      659            906
   Long-term lease obligation                                               2,330          2,425
                                                                     ------------      ---------
                                                                          164,705        168,952
  Less current portion                                                       (257)          (718)
                                                                     ------------      ---------
                                                                     $    164,448      $ 168,234
                                                                     ============      =========

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

6. PLANT RELOCATION COSTS

Plant relocations costs include expenses related to the closure of a manufacturing facility and the related movement of inventory and fixed assets to the Company's manufacturing facility in Bowling Green, Kentucky.

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

The accounting policies of the reportable segments are the same as those described in the Company's annual financial statements and should be read in conjunction with the notes thereto. The Company evaluates the performance of its reportable segments based on gross margin. Intersegment sales and transfers are not significant.

Summarized financial information concerning the Company's operating measures for the reportable segments are shown in the following table:

                                             PERFORMANCE       REMANUFACTURED
                                                PARTS               PARTS         TOTAL
                                             -----------       --------------    --------
JANUARY 1, 1999 TO JUNE 27, 1999
   Revenues                                      $51,814            $13,118       $64,932
   Gross margin                                   18,635              3,726        22,361

JANUARY 1, 2000 TO JULY 2, 2000
   Revenues                                      $70,723            $12,537       $83,260
   Gross margin                                   25,127              2,837        27,964



Summary balance sheet data for inventory and fixed assets for each of the Company's reportable segments as of December 31, 1999 and July 2, 2000 are shown in the following table:


                                             PERFORMANCE       REMANUFACTURED
                                                PARTS               PARTS         TOTAL
                                             -----------       --------------    --------
AS OF DECEMBER 31, 1999
   Inventory                                     $27,315             $4,208       $31,523
   Fixed assets                                   33,043              2,669        35,712

AS OF JULY 2, 2000
   Inventory                                     $32,609             $4,428       $37,037
   Fixed assets                                   32,070              2,565        34,635


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

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE ACCOMPANYING UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES THERETO AND THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO CONTAINED IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999.

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

The Management's Discussion and Analysis and other portions of this Report include "forward looking" statements within the meaning of the federal securities laws that are subject to future events, risks and uncertainties that could cause actual results to differ materially from those expressed or implied. Important factors that either individually or in the aggregate could cause actual results to differ materially from those expressed include, without limitation, (1) that the Company will not grow its sales revenue or profit,
(2) that the Company will fail to be competitive with existing and new competitors, (3) that the Company will not be able to sustain its current growth, (4) that needed financing will not be available to the Company if and as needed, (5) that a significant change in the growth rate of the overall U.S. economy will occur, such that spending on performance automotive products will be materially impacted, (6) that a drastic negative change in the market conditions may occur, (7) that emissions and other environmental regulations affecting us will increase thereby limiting our ability to sell our automotive products and grow our business, and (8) that some other unforeseen difficulties may occur. This list is intended to identify only certain of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included herein.

OVERVIEW

Founded in 1903, Holley is a leading manufacturer and marketer of specialty products for the performance automotive, marine and powersports (motorcycle, jet-ski, snowmobile and go-cart) aftermarkets. Holley designs, manufactures and markets a diversified line of automotive performance racing products that include fuel, air, spark (also known as ignition) and internal engine management systems. We design our products to enhance vehicle performance through generating increased horsepower, torque and acceleration. Our products include both throttle body and multi-port fuel injection systems, performance and remanufactured carburetors, digital ignition systems, distributors, fuel pumps, camshafts, crankshafts, intake manifolds, pistons, super chargers, exhaust systems, headers, mufflers and motorcycle exhaust pipes, cylinder heads, water pumps and throttle bodies. With the October 1999 acquisitions of FlowTech, NOS and Earl's, our product offerings also include nitrous oxide injection systems and performance automotive plumbing products. In the performance automotive aftermarket, we have the most widely recognized brand name and a broad distribution network, which includes specialized retailers, performance wholesale distributors, mail order retailers and original equipment manufacturers ("OEM's"). We have developed strong relationships with our customers in each distribution channel, including leading companies such as Advance Auto Parts, AutoZone, CSK Auto, Keystone, O'Reilly, Summit Racing, Jeg's mail order, GM Service Parts, Volvo-Penta and Mercury Marine.

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

COMPARISON OF THE THREE MONTHS ENDED JULY 2, 2000 AND JUNE 27, 1999

         Net Sales. Net sales equals gross revenues less provisions for volume rebates, co-op advertising, freight-out expenses, and other sales allowances. Net sales for the quarter ended July 2, 2000, totaled $44.2 million compared to $34.1 million for the same period in 1999, an increase of $10.1 million or 29.5%. Sales in the performance segment for the second quarter of 2000 were $38.6 million compared to $26.8 million in the second quarter of 1999, an increase of $11.8 million or 43.8% over the second quarter of 1999. Sales in the remanufacturing segment were $5.6 million in the second quarter of 2000 compared to $7.3 in the second quarter of 1999, a decrease of $1.7 million, or 23.0%. The increase in the performance segment was largely attributable to additional sales from the Hooker, FlowTech, NOS and Earl's acquisitions of $16.9 million, offset by reduced sales in the base business (the business owned in both periods) of $5.1 million. Management attributes the weak second quarter demand to inventory reduction programs in place at our larger customers in response to higher interest rates and our improved order fill rates. The special dating and discounting programs offered to our customers in fourth quarter also continued to negatively effect the current demand levels for our product. In addition, increased credits and provisions of $1.3 million for returns, rebates and other adjustments negatively impacted sales in the base business. Sales at our Lunati operations were down by $1.4 million, resulting from the transition from direct consumer sales to selling through our existing distributor network. The decreased sales in the remanufacturing segment primarily resulted from decreased demand.

         Gross Profits. Gross profits for the second quarter of 2000 totaled $15.4 million or 34.8% of net sales compared to gross profits of $11.8 million of 34.6% of net sales for the same quarter in 1999. This represents an increase of $3.6 million, or 30.3%. In the performance segment, gross profits were $14.3 million or 37.1% of net sales compared to $9.5 million or 35.3% of net sales for the second quarter of 1999. This is an increase of $4.8 million or 51.2%. In the remanufacturing segment, gross profits were $1.1 million or 19.2% of sales in the second quarter of 2000 compared to $2.3 million or 32.2% of sales for the same period in 1999. This is a decrease of $1.3 million or 54.1%. The increase in the performance segment is attributable to gross profits contributed by the Hooker, FlowTech, NOS and Earl's acquisitions of $8.8 million offset by reduced gross profit in the base business of $4.0 million. Of the base business decrease, $2.3 million is attributable to decreased volume and increased returns, $0.4 is due to increased provision for rebates and co-op advertising allowances, $0.3 million is due to reduced gross profit margins at our Lunati operations, $0.7 million due to reduced absorption of fixed costs and $0.3 million is due to increased warranty expense. Of the decreased gross profit in the remanufacturing segment, $0.6 million is attributable to decreased sales volume and $0.5 million is due to decreased absorption of fixed costs.

         Selling, General and Administrative Expenses. Selling, general, and administrative expenses for the three months ended July 2, 2000 totaled $10.2 million compared to $6.0 million in the same period in 1999, an increase of $4.2 million or 68.9%. The increase is mostly attributable to $2.3 million of additional expenses from the Hooker, FlowTech, NOS and Earl's acquisitions, and $1.9 million of additional expenses from the base business. The increased expenses in the base business include $0.5 million in increased marketing and advertising expense, increased cash discounts of $0.7 million as a result of increased sales, higher depreciation expense of $0.1 million and higher commissions of $0.6 million. The higher commissions reflected the changeover from an internal field sales force to independent third party sales representatives.

         Plant relocation costs. Plant relocation costs for the three months ended July 2, 2000 totaled $0.1 million compared to $0.1 million in the same period in 1999. These costs result from expenses incurred in the integration of acquisitions.

         Amortization Expense. Amortization expense for the three months ended July 2, 2000 totaled $1.4 million compared to $0.9 million for the same period in 1999. These expenses reflect the amortization of goodwill, transaction fees, and other intangible assets associated with the purchase of Holley by KHPP Holdings, and the subsequent acquisitions of Weiand, Lunati, Hooker, FlowTech, NOS and Earl's.

         Operating Income. Operating income for the three months ended July 2, 2000 totaled $3.7 million compared to $4.9 million in the same period in 1999, a decrease of $1.2 million or 23.6%. The decrease primarily resulted from increased selling, general and administrative expenses and increased amortization expenses partially offset by increased sales and gross profits.

         Interest Expense. Interest expense was $6.2 million for the three months ended July 2, 2000 compared to $2.3 million in the same period in 1999. The expense resulted from interest on our Company's revolving credit facility, and the accrual of interest associated with our 12 1/4% senior notes due 2007 issued in September 1999. The revolving letter of credit is used to finance general business and working capital needs. The proceeds from the sale of our senior notes were used to pay back the existing bank term loans and to finance our 1999 acquisitions.

         Provision/(benefit) for Income Taxes. Benefit for income taxes for the three months ended July 2, 2000 was $(1.0) million compared to a $1.2 million provision in the same period in 1999. The benefit in 2000 results from taxable income being negative primarily due to increased interest expense.

         Net Income/(Loss). Net loss for the three months ended July 2, 2000 was $(1.6) million compared with net income of $1.3 million for the same period in 1999. This represents a decrease of $2.9 million. The decrease reflects increased interest expense of $3.9 million and reduced operating income of $1.2 million partially offset by the increased income tax benefit of $2.2 million.

COMPARISON OF THE SIX MONTHS ENDED JULY 2, 2000 AND JUNE 27, 1999

         Net Sales. Net sales for the six months ended July 2, 2000 totaled $83.3 million compared to $64.9 million for the same period in 1999, an increase of $18.3 million or 28.2%. For the six month period ended July 2, 2000, sales in the performance segment were $70.7 million compared to $51.8 million in the same period in 1999, an increase of $18.9 million or 36.5%. Sales in the remanufacturing segment were $12.5 million compared to $13.1 million in the same period in 1999, a decrease of $0.6 million or 4.4%. The increase in the performance segment was largely attributable to additional sales from the Hooker, FlowTech, NOS and Earl's acquisitions of $29.5 million, offset by reduced sales in the base business (the business owned in both periods) of $10.6 million. Management attributes the weak demand in the first six months base business to inventory reduction programs at some of our larger customers in response to higher interest rates and our improved order fill rates. Special dating and discounting programs offered in the fourth quarter of 1999 shifted orders out of the first six months of 2000. Increased credits and provisions for returns and other sales adjustments reduced sales in the base business by $2.8 million. In addition, sales at our Lunati operations were down by $2.9 million, resulting from the transition from direct consumer sales to selling through our existing distributor network. The decreased sales in the remanufacturing segment primarily resulted from decreased demand.

         Gross Profits. Gross profits for the six months ended July 2, 2000 totaled $28.0 million or 33.6% of net sales compared to $22.4 million or 34.4% of sales for the same period in 1999. This is a difference of $5.6 million or 25.1%. In the performance segment, gross profits were $25.1 million or 35.5% of sales compared to $18.6 million or 36.0% of sales in the same period in 1999. This is an increase of $6.5 million or 34.8%. In the remanufacturing segment, gross profits were $2.8 million or 22.6% of sales compared to $3.7 million or 28.4% of sales in the same period in 1999. This is a decrease of $0.9 million or 23.9%. The increase in the performance segment is attributable to gross profits contributed by the Hooker, FlowTech, NOS and Earl's acquisitions of $12.4 million offset by reduced gross profit in the base business of $5.8 million. Of the base business decrease, $2.8 million is attributable to decreased volume and increased returns, $1.4 million is due to increased provision for rebates and co-op advertising allowances, $0.6 million is due to reduced gross profit margins at our Lunati operations, $0.7 million is due to increased warranty expense, and $0.3 million is due to reduced absorption of fixed costs. Of the decreased gross profit in the remanufacturing segment, $0.3 million is attributable to decreased sales volume and $0.5 million is due to decreased absorption of fixed costs.

         Selling, General and Administrative Expenses. Selling, general, and administrative expenses for the six months ended July 2, 2000 totaled $19.9 million compared to $12.3 million in the same period in 1999, an increase of $7.6 million or 61.9%. The increase is mostly attributable to $4.3 million of additional expenses from the Hooker, FlowTech, NOS and Earl's acquisitions, and $3.3 million of additional expenses from the base business. The increased expenses in the base business include $1.0 million in increased marketing and advertising expense, increased cash discounts of $1.1 million as a result of increased sales, higher commissions of $0.7 million, higher professional fees of $0.4 million and higher depreciation expense of $0.1 million.

         Plant relocation costs. Plant relocation costs for the six months ended July 2, 2000 totaled $0.2 million compared to $0.4 million in the same period in 1999. These costs result from one-time expenses incurred in the integration of acquisitions.

         Amortization Expense. Amortization expense for the six months ended July 2, 2000 totaled $2.7 million compared to $1.8 million for the same period in 1999. These expenses reflect the amortization of goodwill, transaction fees, and other intangible assets associated with the purchase of Holley by KHPP Holdings and the subsequent acquisitions of Weiand, Lunati, Hooker, FlowTech, NOS and Earl's.

         Operating Income. Operating income for the six months ended July 2, 2000 totaled $5.2 million compared to $7.9 million in the same period in 1999, a decrease of $2.7 million or 34.4%. The decrease primarily resulted from increased selling, general and administrative expenses and increased amortization expenses partially offset by increased sales and gross profits.

         Interest Expense. Interest expense was $12.0 million for the six months ended July 2, 2000 compared to $4.3 million in the same period in 1999. The expense resulted from interest on our Company's revolving credit facility, and the accrual of interest associated with our 12 1/4% senior notes due 2007 issued in September 1999.

The revolving letter of credit is used to finance general business and working capital needs. The proceeds from the sale of our senior notes were used to pay back the existing bank term loans and to finance our 1999 acquisitions.

         Provision/(benefit) for Income Taxes. Benefit for income taxes for the six months ended July 2, 2000 was $(2.2) million compared to a $2.0 million provision in the same period in 1999. The benefit in 2000 results from taxable income being negative primarily due to increased interest expense.

         Net Income/(Loss). Net loss for the six months ended July 2, 2000 was $(4.7) million compared with net income of $1.5 million for the same period in 1999, a decrease of $6.3 million. The decrease reflects increased interest expense of $7.7 million and reduced operating income of $2.7 million partially offset by the increased income tax benefit of $4.2 million.


LIQUIDITY AND CAPITAL RESOURCES

         Operating Activities. Net cash provided/(used) by operating activities for the six months ended July 2, 2000 was $(0.7) million. The decrease in net income and increased working capital requirements contributed primarily to the increase in net cash used by operating activities in the period. Inflows from depreciation and amortization of $6.7 million were offset by outflows due to increased working capital of $0.3 million, deferred income taxes of $2.4 million and a net loss of $4.7 million. The increase in working capital was primarily attributable to increased inventories of $5.5 million resulting from lower than anticipated sales, partially offset by decreased accounts receivable of $0.8 million; decreased other assets of $3.4 million primarily due to receipt of income tax refunds; increased accounts payable of $0.8 million, and increased accrued liabilities of $0.2 million.

         Investing Activities. Net cash used in investing activities for the six months ended July 2, 2000 was $3.1 million. We spent $2.4 million on capital additions during the period, and $0.7 million on asset purchases.

         Financing Activities. Net cash provided by / (used in) financing activities the three months ended July 2, 2000 was $3.2 million. Cash provided in the period was primarily due to the proceeds from additional bank debt incurred for acquisitions and working capital needs of $3.8 million offset by the payment of fees associated with the amendment of our existing bank facility of $0.6 million.

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

         Bank Credit Facility. In May 1998, we established a senior secured credit facility with a group of banks led by Credit Agricole Indosuez, which after certain amendments consists of a $35.0 million revolving credit facility. On March 8, 2000, this facility was amended to increase the available amount from $25.0 million to $35.0 million. As of July 2, the Company had $20.5 million outstanding and $14.5 million available under this facility. On August 9, 2000, the credit facility was further amended to revise certain financial and other covenants effective June 30, 2000, and as of June 30, 2000, the company is in compliance with all the facility's covenant and other requirements, as amended.

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

         During the term of the bank facility, Holley, on a consolidated basis, will be required to maintain a minimum EBITDA level as well as certain financial ratios, including: (1) a ratio of debt to EBITDA, whereby EBITDA is defined as net income before provision for interest, tax, depreciation or amortization expense and (2) a ratio of EBITDA to interest expense, in each case, on a trailing four-quarter basis. Any borrowings under the revolving credit facility will be limited to the lesser of $35.0 million or 75% of the eligible accounts receivable and 55% of the eligible inventory of Holley and its subsidiaries.

         Our bank credit facility is guaranteed by all of Holley's subsidiaries, and is secured by a first priority security interest in favor of the bank lenders in the capital stock of Holley and its subsidiaries and in each of their accounts receivable and inventory.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's exposure to interest rate changes is primarily related to its variable rate debt which may be outstanding from time to time under the Company's revolving credit facility with a group of banks led by Credit
Agricole Indosuez. The Company's revolving credit facility is a $35 million line of credit with an interest rate based on the London Interbank Offered Rate (LIBOR) (currently 7.02%) or the prime rate (currently 9.50%). The term of this facility is through June 2003. Because the interest rate on the revolving credit facility is variable, the Company's cash flow may be affected by increases in the prime rate. Management does not, however, believe that any risk inherent in the variable-rate nature of the loan is likely to have a material effect on the Company. As of the end of the second quarter of 2000, the Company's outstanding balance on the Revolving Credit Facility was $20.5 million. Even if the Company was to draw down on the entire available amount of the line prior and an unpredicted increase in the prime rate occurred, it would not be likely to have a material effect.

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


PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         In May 1999, Union Pacific filed an action against Weiand and others in federal district court for the Central District of California alleging that certain soil and groundwater contamination discovered on the Union Pacific property in Los Angeles migrated from the adjacent Weiand facility and, therefore, Weiand is responsible for costs related to investigation and remediation. Union Pacific seeks damages of approximately $3 million from all defendants for past and expected future costs. At this time, we are unable to assess the likelihood of an unfavorable outcome or, in the event of such an outcome, the amount of any resulting liability. We are investigating the claims of Union Pacific and the property owner and are defending them vigorously. Recently, we discovered possibly significant soil contamination on the Weiand property, which has not yet been confirmed or assessed. The property owner may assert claims for damage to the property. Holley intends to defend any such claims vigorously.

         Holley has been named as defendants in a number of legal actions arising from normal business activities. Although the amount of any ultimate liability with respect to such matters cannot be precisely determined, we do not expect any such liability to have a material adverse effect of our overall operations.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibit 10.2 - Amendment No. 2 to our bank credit agreement

         (b) Exhibit 27 - Financial Data Schedule (for SEC use only);

         (c) Reports on Form 8-K - None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Holley Performance Products Inc.

Date: August 15, 2000                  /s/ JEFFREY G. KING
                                       -----------------------------------
                                       Jeffrey G. King, President and
                                       Chief Executive Officer



Date: August 15, 2000                  /s/ ROBERT L. WINELAND
                                       -----------------------------------
                                       Robert L. Wineland, Chief Financial
                                       Officer
                                       (principal financial officer)


18