Form 10-Q
period 2000-10-01
HOLLEY PERFORMANCE PRODUCTS INC
filed 2000-11-15
CIK 1096536

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended October 1, 2000

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         There were 1,000 shares of Common Stock outstanding as of October 1, 2000.

                        HOLLEY PERFORMANCE PRODUCTS INC.

                           Annual Report on Form 10-Q
                   For the Three Months Ended October 1, 2000

                                TABLE OF CONTENTS

                                                                                                    Page No
                                                                                                    -------
                                            PART I

Item 1.  Financial Statements....................................................................       3
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...      11
Item 3.  Quantitative and Qualitative Disclosures About Market Risk..............................      16

                                            PART II

Item 1.  Legal Proceedings.......................................................................      17
Item 6.  Exhibits and Reports on Form 8-K........................................................      17

SIGNATURES                                                                                             18

PART I- FINANCIAL INFORMATION

ITEM 1- FINANCIAL STATEMENTS

                HOLLEY PERFORMANCE PRODUCTS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                          DECEMBER 31,    OCTOBER 1,
                                                                              1999           2000
                                                                          ------------    ----------

                               ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                              $    1,359     $       49
    Accounts receivable, net of reserves for doubtful accounts of
       $1,293 and $784, respectively                                           28,320         29,220
    Inventories                                                                31,523         37,971
    Deferred income taxes                                                       4,531          3,646
    Income taxes receivable                                                     4,112          1,565
    Other current assets                                                        2,583          1,908
                                                                           ----------     ----------
          Total current assets                                             $   72,428     $   74,359

PROPERTY, PLANT AND EQUIPMENT, NET                                             35,712         34,517
INTANGIBLE ASSETS, NET                                                        154,323        150,592
                                                                           ----------     ----------
          Total assets                                                     $  262,463     $  259,468
                                                                           ==========     ==========

                     LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt                                      $      257     $      734
    Accounts payable                                                            9,633         13,868
    Accrued liabilities                                                        19,880         13,902
                                                                           ----------     ----------
          Total current liabilities                                        $   29,770     $   28,504
                                                                           ----------     ----------

LONG-TERM DEBT, NET OF CURRENT PORTION                                        164,448        171,874
                                                                           ----------     ----------
DEFERRED INCOME TAXES                                                          19,403         16,222
                                                                           ----------     ----------
OTHER                                                                             652            537
                                                                           ----------     ----------

COMMITMENTS AND CONTINGENCIES                                                      --             --
                                                                           ----------     ----------
                  TOTAL LIABILITIES                                        $  214,273     $  217,137
                                                                           ----------     ----------

STOCKHOLDER'S EQUITY:
    Common stock, $1.00 par value; 1,000 shares authorized, issued
       and outstanding                                                              1              1
    Paid-in capital                                                            52,499         52,499
    Retained deficit                                                           (4,310)       (10,169)
                                                                           ----------     ----------
          Total stockholder's equity                                           48,190         42,331
                                                                           ----------     ----------
          Total liabilities and stockholder's equity                       $  262,463     $  259,468
                                                                           ==========     ==========

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                HOLLEY PERFORMANCE PRODUCTS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                          THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                  OCTOBER 3, 1999   OCTOBER 1, 2000   OCTOBER 3, 1999   OCTOBER 1, 2000
                                                  ---------------   ---------------   ---------------   ---------------

NET SALES                                            $   29,807        $   42,006        $   94,739        $  125,266

COST OF SALES                                            20,039            26,782            62,610            82,077
                                                     ----------        ----------        ----------        ----------
          Gross profit                                    9,768            15,224            32,129            43,189
                                                     ----------        ----------        ----------        ----------

SELLING, ENGINEERING,
    GENERAL AND
    ADMINISTRATIVE EXPENSES                               6,593             9,136            18,851            28,979

PLANT RELOCATION COSTS                                      331               259               755               459

AMORTIZATION EXPENSE                                      1,157             1,400             2,936             4,138
                                                     ----------        ----------        ----------        ----------
          Operating income                                1,687             4,429             9,587             9,613
                                                     ----------        ----------        ----------        ----------

INTEREST EXPENSE                                          3,071             5,853             7,412            17,854

OTHER EXPENSE                                                (2)               --                (9)               --
                                                     ----------        ----------        ----------        ----------

INCOME (LOSS) BEFORE TAXES,
    MINORITY INTEREST AND
    EXTRAORDINARY ITEM                                   (1,386)           (1,424)            2,166            (8,241)

INCOME TAX PROVISION/
(BENEFIT)                                                    34              (288)            2,038            (2,515)
                                                     ----------        ----------        ----------        ----------

INCOME (LOSS) BEFORE
    MINORITY INTEREST AND
    EXTRAORDINARY ITEMS                                  (1,420)           (1,136)              128            (5,726)


MINORITY INTEREST, NET OF
TAXES                                                        --                --                --              (133)
                                                     ----------        ----------        ----------        ----------

INCOME (LOSS) BEFORE
    EXTRAORDINARY ITEM                                   (1,420)           (1,136)              128            (5,859)

EXTRAORDINARY ITEM                                        1,654                --             1,654                --
                                                     ----------        ----------        ----------        ----------

NET LOSS                                             $   (3,074)       $   (1,136)       $   (1,526)       $   (5,859)
                                                     ==========        ==========        ==========        ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                HOLLEY PERFORMANCE PRODUCTS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                             (Dollars in Thousands)
                                   (Unaudited)

                                 COMMON   PAID-IN     RETAINED
                                 STOCK    CAPITAL     DEFICIT       TOTAL
                                 ------   --------    --------     --------

BALANCE, DECEMBER 31, 1999        $  1    $ 52,499    $ (4,310)    $ 48,190

    Net loss                        --          --      (5,859)      (5,859)
                                  ----    --------    --------     --------
BALANCE, OCTOBER 1, 2000          $  1    $ 52,499    $(10,169)    $ 42,331
                                  ====    ========    ========     ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                HOLLEY PERFORMANCE PRODUCTS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                     JANUARY 1, 1999    JANUARY 1, 2000
                                                                                           TO                 TO
                                                                                     OCTOBER 3, 1999    OCTOBER 1, 2000
                                                                                     ---------------    ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                              $   (1,526)       $   (5,859)
  Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                         6,585             9,414
       Amortization of debt discount                                                            --               642
       Deferred income taxes                                                                 1,277            (2,295)
       Writeoff of existing finance costs                                                    1,654                --
       Changes in assets and liabilities, net of assets purchased:
            Accounts receivable                                                             (2,223)             (900)
            Inventories                                                                     (1,006)           (6,034)
            Other assets                                                                    (3,022)            3,222
            Accounts payable                                                                (1,550)            3,738
            Accrued liabilities                                                             (4,004)           (5,595)
                                                                                        ----------        ----------
               Net cash used in operating activities                                        (3,815)           (3,667)
                                                                                        ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for acquisitions                                                                (29,527)             (679)
  Capital expenditures                                                                      (3,024)           (4,081)
  Proceeds from the sale of fixed assets                                                        10                --
  Loss on the disposal of fixed assets                                                         (59)               --
  Other noncurrent assets                                                                       --               390
                                                                                        ----------        ----------
               Net cash used in investing activities                                       (32,600)           (4,370)
                                                                                        ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds on long-term obligations                                                     49,389             7,261
  Financing costs                                                                           (5,500)             (534)
  Proceeds from the issuance of equity                                                       5,000                --
                                                                                        ----------        ----------
               Net cash provided by financing activities                                    48,889             6,727
                                                                                        ----------        ----------

NET CHANGE IN CASH                                                                      $   12,474        $   (1,310)

BALANCE AT BEGINNING OF PERIOD                                                               2,013             1,359
                                                                                        ----------        ----------
BALANCE AT END OF PERIOD                                                                $   14,487        $       49
                                                                                        ==========        ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid for interest                                                              $    6,673        $   20,259
                                                                                        ==========        ==========
    Cash paid for income taxes                                                          $    2,884        $        4
                                                                                        ==========        ==========

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

                HOLLEY PERFORMANCE PRODUCTS INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

The consolidated balance sheets as of December 31, 1999 and October 1, 2000, and the consolidated statements of operations for the nine month periods and three month periods ended October 3, 1999 and October 1, 2000, and the statements of cash flows for the nine month periods ended October 3, 1999 and October 1, 2000 have been prepared by the Company in accordance with the accounting policies described in its annual financial statements and should be read in conjunction with the notes thereto.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at October 3, 1999 and October 1, 2000 and for all periods presented have been made. The results of operations for the periods ended October 1, 2000 are not necessarily indicative of the operating results to be expected for the full year.

Holley Performance Products Inc., a Delaware corporation ("Holley" or the "Company") based in Bowling Green, Kentucky, is a leading manufacturer of a diversified line of performance automotive products, including carburetors, fuel pumps, fuel injection systems, ignition systems, remanufactured carburetors, camshafts, crankshafts, pistons, superchargers, exhaust headers, mufflers, engine plumbing products, tubing, and nitrous oxide systems. The products are designed to enhance street, off-road, recreational and competitive vehicle performance through increased horsepower, torque and driveability. In addition to its automotive performance line, Holley manufactures performance marine, mobile and stationary industrial engine components, and performance products for the powersport and motorcycle markets.

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

2. INVENTORIES

Inventories of the Company consist of the following:

                                     DECEMBER 31,  OCTOBER 1,
                                         1999         2000
                                     ------------  ----------

         Raw materials                 $ 16,861     $ 11,557
         Work-in-progress                 5,357        5,493
         Finished Goods                   8,994       20,921
         Other                              311           --
                                       --------     --------
                                       $ 31,523     $ 37,971
                                       ========     ========

3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment of the Company consist of the following:

                                                    DECEMBER 31,  OCTOBER 1,
                                                        1999         2000
                                                    ------------  ----------

         Land                                         $    380     $    380
         Buildings and improvements                     11,209       11,975
         Machinery and equipment                        25,525       25,956
         Computer equipment                              3,501        3,592
         Furniture and fixtures                          1,348        1,317
         Construction in process                           763        2,737
                                                      --------     --------
                                                        42,726       45,957
            Less: accumulated depreciation              (7,014)     (11,440)
                                                      --------     --------
                                                      $ 35,712     $ 34,517
                                                      ========     ========

Depreciation expense was $3,518 and $5,276 for the nine months and $1,169 and $1,779 for the three months ended October 3, 1999 and October 1, 2000, respectively.

4. ACCRUED LIABILITIES

Accrued liabilities of the Company consist of the following:

                                                         DECEMBER 31,  OCTOBER 1,
                                                             1999         2000
                                                         ------------  ----------

         Wages and benefits                                $  5,196     $  5,168
         Reserve for product returns                          4,294        4,108
         Allowance for outstanding rebate programs            1,504        1,314
         Interest                                             5,177        1,517
         Other                                                3,709        1,795
                                                           --------     --------
                                                           $ 19,880     $ 13,902
                                                           ========     ========

5. LONG-TERM DEBT

Long-term debt of the Company consists of the following:

                                                                         DECEMBER 31,    OCTOBER 1,
                                                                             1999           2000
                                                                         ------------    ----------

         Revolving line of credit, maturing June 27, 2003                 $   17,000     $   24,000
         Senior notes, maturing September 15, 2007, net of debt
                Discount of $5,284 and $4,697                                144,716        145,303
         Other                                                                   659          1,092
         Long-term lease obligation                                            2,330          2,213
                                                                          ----------     ----------
                                                                             164,705        172,608
         Less current portion                                                   (257)          (734)
                                                                          ----------     ----------
                                                                          $  164,448     $  171,874
                                                                          ==========     ==========

On September 20, 1999, the Company issued $150,000 of 12 1/4% Senior Notes due 2007 at a discount of 3.7%. The debt discount will be amortized as a non-cash charge to interest expense using the effective interest method over the term of the debt. The notes are unsecured and subordinate to the Company's other indebtedness. The proceeds from the notes were used to repay existing indebtedness and to fund the acquisitions of NOS, Flow Tech, Biggs Manufacturing, and Earl's in October 1999.

6. PLANT RELOCATION COSTS

Plant relocation costs include expenses related to the closure of a manufacturing facility and the related movement of inventory and fixed assets to the Company's manufacturing facility in Bowling Green, Kentucky.

7. SEGMENT DATA

The Company's reportable segments have a common management team and infrastructure, however, due to the different nature of the products sold by each segment, the Company monitors each segment's revenues and gross margin on a stand alone basis when making strategic decisions regarding the allocation of Company resources.

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

Summarized financial information concerning the Company's operating measures for the reportable segments are shown in the following table:

                                           PERFORMANCE     REMANUFACTURED
                                              PARTS             PARTS       TOTAL
                                           -----------     --------------  --------

JANUARY 1, 1999 TO OCTOBER 3, 1999
         Revenues                            $ 75,490         $ 19,249     $ 94,739
         Gross margin                          26,854            5,275       32,129

JANUARY 1, 2000 TO OCTOBER 1, 2000
         Revenues                            $106,833         $ 18,433     $125,266
         Gross margin                          38,886            4,303       43,189

Summary balance sheet data for inventory and fixed assets for each of the Company's reportable segments as of December 31, 1999 and July 2, 2000 are shown in the following table:

                                 PERFORMANCE   REMANUFACTURED
                                    PARTS          PARTS            TOTAL
                                 -----------   --------------      --------

AS OF DECEMBER 31, 1999
         Inventory                 $ 27,315       $  4,208         $ 31,523
         Fixed assets                33,043          2,669           35,712

AS OF OCTOBER 1, 2000
         Inventory                 $ 33,293       $  4,678         $ 37,971
         Fixed assets                32,072          2,445           34,517

8. COMMITMENTS AND CONTINGENCIES

The Company is a party to various lawsuits and claims in the normal course of business. While the outcome of the lawsuits and claims against the Company cannot be predicted with certainty, management believes that the ultimate resolution of the matters will not have a material effect on the financial position or results of operations of the Company.

In May 1999, Union Pacific filed an action against Weiand and others in U.S. District Court for the Central District of California, alleging that certain soil and groundwater contamination discovered on the Union Pacific property in Los Angeles had migrated from the adjacent former Weiand facility, and that Weiand therefore is responsible for costs related to environmental response, investigation and remediation. In the litigation, Union Pacific sought damages of approximately $3 million from all defendants for past and expected future costs. In the same action, Joan F. Weiand, owner of the property on which the facility which was operated by Weiand Automotive is located and a co-defendant in this case, filed a cross-complaint against Weiand Automotive for breach of written indemnity and declaratory relief. Ms. Weiand alleged that written leases pursuant to which Weiand Automotive leased the facility for its operations obligated Weiand Automotive to indemnify Joan Weiand for the claims alleged by Union Pacific against Ms. Weiand.

Weiand has settled its claims with Joan Weiand and has reached a settlement in principle with Union Pacific, which has not yet been finalized. All of the funds needed for the settlement with Joan Weiand and with Union Pacific will be paid out of Holley's insurance policy coverage at no cost to Holley.

Weiand is also required, as part of the settlements with Joan Weiand and with Union Pacific, to participate in the environmental investigation and remediation of the former Weiand facility property to prevent alleged off-site migration of hazardous substances from the property. Weiand is engaged in discussions with Joan Weiand and with the California Department of Toxic Substances Control ("DTSC") concerning appropriate and necessary investigation and remediation activities at the site. Management has had environmental studies performed and has provided an adequate reserve for the remediation based on the results of those studies.

A satisfactory settlement agreement has been reached in the Hoeflick patent infringement action filed by Holley in 1998. This settlement did not have any material effect on the financial position of the Company.

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

ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

Founded in 1903, Holley is a leading manufacturer and marketer of specialty products for the performance automotive, marine and powersports (motorcycle, jet-ski, snowmobile and go-cart) aftermarkets. Holley designs, manufactures and markets a diversified line of automotive performance racing products that include fuel, air, spark (also known as ignition), exhaust and internal engine management systems. We design our products to enhance vehicle performance through generating increased horsepower, torque and acceleration. Our products include both throttle body and multi-port fuel injection systems, performance and remanufactured carburetors, digital ignition systems, distributors, fuel pumps, camshafts, crankshafts, intake manifolds, pistons, superchargers, exhaust systems, headers, mufflers and motorcycle exhaust pipes, cylinder heads, water pumps, billet throttle bodies, nitrous oxide injection systems and performance automotive plumbing products. In the performance automotive aftermarket, we have the most widely recognized brand names and a broad distribution network, which includes specialized retailers, performance wholesale distributors, mail order retailers and original equipment manufacturers ("OEM's"). We have developed strong relationships with our customers in each distribution channel, including leading companies such as Advance Auto Parts, AutoZone, CSK Auto, Keystone, O'Reilly, Summit Racing, Jeg's mail order, GM Service Parts, Volvo-Penta and Mercury Marine.

Senior Notes Offering. On September 20, 1999, the Company issued $150.0 million of 12 1/4% senior notes due 2007 at a discount of 3.7% (the "Senior Notes"). The debt discount will be amortized as a non-cash charge to interest expense using the effective interest method over the term of the debt. The notes are unsecured and subordinate to the Company's other indebtedness. The proceeds from the notes were used to repay existing indebtedness under the Company's previous credit facilities and to fund the acquisitions of FlowTech, NOS and Earl's in October 1999.

SEASONALITY

Our operations experience slight seasonal trends, which generally affect the overall performance automotive aftermarket industry. Historically, our revenues are highest in the spring, during our second fiscal quarter, which marks the beginning of the racing season and when the weather is better suited for outdoor automotive repair activity. Seasonality has a more prevalent effect on our remanufacturing operation in Springfield, Tennessee and accordingly, we occasionally hire temporary employees to respond to peak demand.

COMPARISON OF THE THREE MONTHS ENDED OCTOBER 1, 2000 AND OCTOBER 3, 1999

         Net Sales. Net sales equals gross revenues less provisions for volume rebates, co-op advertising, freight-out expenses, and other sales allowances. Net sales for the quarter ended October 1, 2000 totaled $42.0 million compared to $29.8 million for the same period in 1999, an increase of $12.2 million or 40.9%. Sales in the performance segment for the third quarter of 2000 were $36.1 million compared to $23.7 million in the third quarter of 1999, an increase of $12.4 million or 52.5% over the third quarter of 1999. Sales in the remanufacturing segment were $5.9 million in the third quarter of 2000 compared to $6.1 in the third quarter of 1999, a decrease of $0.2 million, or 3.8%. The increase in the performance segment was largely attributable to strong increased demand for Holley's core businesses (the businesses owned in both periods) of $0.9 million, and the additional sales gain from the Hooker, Flow Tech, NOS and Earl's acquisitions which accounted for $11.5 million of sales growth.

         Gross Profits. Gross profits for the third quarter of 2000 totaled $15.2 million or 36.2% of net sales compared to gross profits of $9.7 million or 32.8% of net sales for the same quarter in 1999. This represents an increase of $5.5 million, or 55.9%. In the performance segment, gross profits were $13.8 million or 38.1% of net sales compared to $8.2 million or 34.7% of net sales for the third quarter of 1999. This is an increase of $5.6 million or 67.4%. In the remanufacturing segment, gross profits were $1.5 million or 24.9% of sales in the third quarter of 2000 compared to $1.4 million or 25.3% of sales for the same period in 1999. This is a decrease of $0.1 million or 5.3%. The increase in the performance segment is attributable to gross profits contributed by the Hooker, FlowTech, NOS and Earl's acquisitions of $4.9 million as well as increased gross profit in the base business of $0.6 million. Of the base business increase, $0.3 million is attributable to increased sales volume and $0.3 is due to the improved gross profit margin.

         Selling, Engineering, General and Administrative Expenses. Selling, engineering, general, and administrative expenses for the three months ended October 1, 2000 totaled $9.1 million compared to $6.6 million in the same period in 1999, an increase of $2.5 million or 38.6%. The increase is attributable to $1.3 million of additional expenses from the Hooker, FlowTech, NOS and Earl's acquisitions, and $1.2 million of additional expenses from the base business. The increased expenses in the base business include increased marketing and advertising expenses of $0.7 million, increased commissions of $0.5 million, increased insurance costs of $0.4 million, $0.4 million in increased cash discounts as the result of increased sales, and higher depreciation expense of $0.3 million, partially offset by a decrease in legal expenses of $0.8 million due to settlement of a pending lawsuit, and a reduction of $0.3 million in professional services. The higher commissions reflected the changeover from an internal field sales force to independent third party sales representatives. On a pro forma basis, total S, E, G, & A expense decreased $1.4 million or 15.8% reflecting the benefits of Holley's integration programs.

         Plant relocation costs. Plant relocation costs for the three months ended October 1, 2000 totaled $0.3 million compared to $0.3 million in the same period in 1999. These costs result from expenses incurred in the integration of acquisitions.

         Amortization Expense. Amortization expense for the three months ended October 1, 2000 totaled $1.4 million compared to $1.2 million for the same period in 1999. These expenses reflect the amortization of goodwill, transaction fees, and other intangible assets associated with the purchase of Holley by KHPP Holdings, and the subsequent acquisitions of Weiand, Lunati, Hooker, FlowTech, NOS and Earl's.

         Operating Income. Operating income for the three months ended October 1, 2000 totaled $4.4 million compared to $1.7 million in the same period in 1999, an increase of $2.7 million or 162.5%. The increase primarily resulted from increased sales and gross profit levels, partially offset by increased selling, engineering, general and administrative expenses and increased amortization expense.

         Interest Expense. Interest expense was $5.9 million for the three months ended October 1, 2000 compared to $3.1 million in the same period in 1999. The expense resulted from interest on our Company's revolving credit facility, and the accrual of interest associated with our 12 1/4% senior notes due 2007 issued in September 1999. The revolving letter of credit is used to finance general business and working capital needs. The proceeds from the sale of our senior notes were used to pay back the existing bank term loans and to finance our 1999 acquisitions.

         Provision/(benefit) for Income Taxes. Benefit for income taxes for the three months ended October 1, 2000 was $0.3 million compared to a $0.0 million provision in the same period in 1999.

         Extraordinary Item. An extraordinary item during 1999 was booked to reflect the write off of $1.7 million (net of tax) of unamortized financing and transaction fees associated with our bank term debt. This bank debt was paid off in full in September 1999 with the proceeds of our senior notes offering.

         Net Loss. Net loss for the three months ended October 1, 2000 was $(1.1) million compared with a net loss of $(3.1) million for the same period in 1999. This represents a decrease in the loss for the period of $1.9 million. This improvement reflects increased operating income, reduced by increases in interest expense and income tax provision, and the $1.7 million extraordinary item that occurred in 1999.

COMPARISON OF THE NINE MONTHS ENDED OCTOBER 1, 2000 AND OCTOBER 3, 1999

         Net Sales. Net sales for the nine months ended October 1, 2000 totaled $125.3 million compared to $94.7 million for the third quarter period in 1999, an increase of $30.5 million or 32.2%. For the nine-month period ended October 1, 2000, sales in the performance segment were $106.8 million compared to $75.5 million in the same period in 1999, an increase of $31.3 million or 41.5%. Sales in the remanufacturing segment were $18.4 million compared to $19.2 million in the same period in 1999, a decrease of $0.8 million or 4.2%. The increase in the performance segment was largely attributable to additional sales from the Hooker, FlowTech, NOS and Earl's acquisitions of $40.9 million, offset by reduced sales in the base business (the business owned in both periods) of $9.6 million. Management attributes the weak demand in base business to inventory reduction programs at some of our larger customers in response to higher interest rates and our improved order fill rates, which occurred in the first six months of 2000 as well as special dating and discounting programs offered in the fourth quarter of 1999 which pulled orders from first six months of 2000. The decreased sales in the remanufacturing segment primarily resulted from decreased demand.

         Gross Profits. Gross profits for the nine months ended October 1, 2000 totaled $43.2 million or 34.5% of net sales compared to $32.1 million or 33.9% of sales for the same period in 1999. This is a difference of $11.1 million or 34.4%. In the performance segment, gross profits were $38.9 million or 36.4% of sales compared to $26.9 million or 35.6% of sales in the same period in 1999. This is an increase of $12.0 million or 44.8%. In the remanufacturing segment, gross profits were $4.3 million or 23.3% of sales compared to $5.3 million or 27.4% of sales in the same period in 1999. This is a decrease of $1.0 million or 18.4%. The increase in the performance segment is attributable to gross profits contributed by the Hooker, FlowTech, NOS and Earl's acquisitions of $17.3 million, reduced by decreased gross profit in the base business of $5.2 million due to reduced volume levels. The remanufacturing segment reduction is attributable to decreased sales volume of $0.3 million and additional manufacturing costs of $0.7 million.

         Selling, Engineering, General and Administrative Expenses. Selling, engineering, general, and administrative expenses for the nine months ended October 1, 2000 totaled $29.0 million compared to $18.9 million in the same period in 1999, an increase of $10.1 million or 53.7%. The increase is attributable to $4.7 million of additional expenses from the Hooker, FlowTech, NOS and Earl's acquisitions, and $5.4 million of additional expenses from the base business. The increased expenses in the base business include $1.4 million in increased cash discounts allowed as a result of increased sales, $1.2 million in increased sales commissions, $1.2 million in increased advertising, exhibits and promotions, $0.9 million in increased freight costs, increased insurance costs of $0.6 million, increased depreciation of $0.5 million, increased general and administrative salaries of $0.4 million, partially offset by lowered legal expenses of $0.8 million due to the settlement of a lawsuit.

         Plant relocation costs. Plant relocation costs for the nine months ended October 1, 2000 totaled $0.5 million compared to $0.8 million in the same period in 1999. These costs result from expenses incurred in the integration of acquisitions.

         Amortization Expense. Amortization expense for the nine months ended October 1, 2000 totaled $4.1 million compared to $2.9 million for the same period in 1999. These expenses reflect the amortization of goodwill, transaction fees, and other intangible assets associated with the purchase of Holley by KHPP Holdings, and the subsequent acquisitions of Weiand, Lunati, Hooker, FlowTech, NOS and Earl's.

         Operating Income. Operating income for the nine months ended October 1, 2000 totaled $9.6 million compared to $9.6 million in the same period in 1999. Increased sales and gross profits were offset by increased selling, general and administrative expenses and increased amortization expenses.

         Interest Expense. Interest expense was $17.9 million for the nine months ended October 1, 2000 compared to $7.4 million in the same period in 1999. The expense resulted from interest on our Company's revolving credit facility, and the accrual of interest associated with our 12 1/4% senior notes due 2007 issued in September 1999. The revolving letter of credit is used to finance general business and working capital needs. The proceeds from the sale of our senior notes were used to pay back the existing bank term loans and to finance our 1999 acquisitions.

         Provision/(benefit) for Income Taxes. Benefit for income taxes for the nine months ended October 1, 2000 was $2.5 million compared to a $2.0 million provision in the same period in 1999. The benefit in 2000 results from taxable income being negative primarily due to increased interest expense.

         Extraordinary Item. An extraordinary item during 1999 was booked to reflect the write off of $1.7 million (net of tax) of unamortized financing and transaction fees associated with our bank term debt. This bank debt was paid off in full in September 1999 with the proceeds of our senior notes offering.

         Net Loss. Net loss for the nine months ended October 1, 2000 was $(5.9) million compared with a net loss of $(1.5) million for the same period in 1999, an increase of $4.3 million. The increase reflects increased interest expense of $10.4 million partially offset by the increased income tax benefit of $4.6 million, and the $1.7 million extraordinary item that occurred in 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Operating Activities. Net cash used in operating activities for the nine months ended October 1, 2000 was $(3.7) million. The decrease in net income and increased working capital requirements contributed primarily to the increase in net cash used by operating activities in the period. Inflows from depreciation and amortization of $10.1 million were offset by outflows due to increased working capital of $(5.6) million, deferred income taxes of $(2.3) million and a net loss of $5.9 million. The increase in working capital was primarily attributable to increased inventories of $6.0 million resulting from lower than anticipated sales, increased accounts receivable of $0.9 million, and decreased accrued liabilities of $5.6 million, partially offset by decreased other current assets of $3.2 million and increased accounts payable of $3.7 million.

         Investing Activities. Net cash used in investing activities for the nine months ended October 1, 2000 was $4.0 million. We spent $4.1 million on capital additions during the period, and $0.7 million on asset purchases, partially offset by a decrease in other long-term assets of $0.4 million.

         Financing Activities. Net cash provided by financing activities for the nine months ended October 1, 2000 was $6.7 million. Cash provided in the period was primarily due to the proceeds from additional bank debt incurred for acquisitions and working capital needs of $7.3 million offset by the payment of fees associated with the amendment of our existing bank facility of $0.5 million.

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

         We historically have expanded our business through the acquisition of other related and complementary businesses, and we continue to seek and evaluate acquisition opportunities. We anticipate that our existing capital resources and cash flow generated from future operations, and drawings under our bank credit facility will enable us to maintain our planned operations, capital expenditures and debt service for the foreseeable future. We also anticipate that implementing our acquisition strategy will require us to incur additional indebtedness. However, our current indenture and bank credit facility terms, as well as our current level of indebtedness, would significantly limit or prevent incurrence of any substantial indebtedness.

         Bank Credit Facility. In May 1998, we established a senior secured credit facility with a group of banks led by Credit Agricole Indosuez, which after certain amendments consists of a $35.0 million revolving credit facility. On March 8, 2000, this facility was amended to increase the available amount from $25.0 million to $35.0 million. On August 9, 2000, the credit facility was further amended to revise certain financial and other covenants effective June 30, 2000, and as of October 1, 2000, the company is in compliance with all the facility's covenant and other requirements, as amended. As of October 1, the Company had $24.0 million outstanding and $11.0 million available under this facility.

         We may borrow from time to time under the revolving credit facility for working capital purposes, and all outstanding borrowings thereunder must be repaid in full by June 2003. Loans under our bank credit facility bear interest, at our option, at one of two floating rates which can be changed at our option from time to time: either a base rate, based on Credit Agricole Indosuez' announced "prime rate," or 1/2% per annum in excess of the Federal Funds Rate, plus an additional 1.0% per annum, or the reserve adjusted London Interbank Offered Rate plus an additional 3.0%. The bank credit facility contains various covenants, including covenants prohibiting or limiting our ability to:

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's exposure to interest rate changes is primarily related to its variable rate debt which may be outstanding from time to time under the Company's revolving credit facility with a group of banks led by Credit Agricole Indosuez. The Company's revolving credit facility is a $35 million line of credit with an interest rate based on the London Interbank Offered Rate (LIBOR) (currently 6.63%) or the prime rate (currently 9.50%). The term of this facility is through June 2003. Because the interest rate on the revolving credit facility is variable, the Company's cash flow may be affected by increases in the prime rate. Management does not, however, believe that any risk inherent in the variable-rate nature of the loan is likely to have a material effect on the Company. As of the end of the third quarter of 2000, the Company's outstanding balance on the Revolving Credit Facility was $25.0 million. Even if the Company was to draw down on the entire available amount of the line and an unpredicted increase in the prime rate occurred, it would not be likely to have a material effect.

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

PART II- OTHER INFORMATION

ITEM 1- LEGAL PROCEEDINGS

                  In May 1999, Union Pacific filed an action against Weiand and others in U.S. District Court for the Central District of California, alleging that certain soil and groundwater contamination discovered on the Union Pacific property in Los Angeles had migrated from the adjacent former Weiand facility, and that Weiand therefore is responsible for costs related to environmental response, investigation and remediation. In the litigation, Union Pacific sought damages of approximately $3 million from all defendants for past and expected future costs. In the same action, Joan F. Weiand, owner of the property on which the facility which was operated by Weiand Automotive is located and a co-defendant in this case, filed a cross-complaint against Weiand Automotive for breach of written indemnity and declaratory relief. Ms. Weiand alleged that written leases pursuant to which Weiand Automotive leased the facility for its operations obligated Weiand Automotive to indemnify Joan Weiand for the claims alleged by Union Pacific against Ms. Weiand.

                  Weiand has settled its claims with Joan Weiand and has reached a settlement in principle with Union Pacific, which has not yet been finalized. All of the funds needed for the settlement with Joan Weiand and with Union Pacific will be paid out of Holley's insurance policy coverage at no cost to Holley.

                  Weiand is also required, as part of the settlement with Joan Weiand and with Union Pacific, to participate in the environmental investigation and remediation of the former Weiand facility property to prevent alleged off-site migration of hazardous substances from the property. Weiand is engaged in discussions with Joan Weiand and with the California Department of Toxic Substances Control ("DTSC") concerning appropriate and necessary investigation and remediation activities at the site. Management has had environmental studies performed and has provided an adequate reserve for the remediation based on the results of those studies.


                  A satisfactory settlement agreement has been reached in the Hoeflick patent infringement action filed by Holley in 1998. This settlement did not have any material effect on the financial position of the Company.

                  Holley has been named as defendants in a number of legal actions arising from normal business activities. Although the amount of any ultimate liability with respect to such matters cannot be precisely determined, we do not expect any such liability to have a material adverse effect on our overall operations.

ITEM 6- EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibit 27 - Financial Data Schedule;

         (b)      Reports on Form 8-K - None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          Holley Performance Products Inc.


Date: November 15, 2000   /s/ JEFFREY G. KING
                          ------------------------------------------------------
                          Jeffrey G. King, President and Chief Executive Officer


Date: November 15, 2000   /s/ A. BRUCE REYNOLDS
                          ------------------------------------------------------
                          A. Bruce Reynolds, Chief Financial Officer
                          (principal financial officer)


18