Form 10-K
period 2000-12-31
HOLLEY PERFORMANCE PRODUCTS INC
filed 2001-04-02
CIK 1096536

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE TRANSITION PERIOD FROM         TO         .
                                          ---------  ---------

                        Commission File Number: 333-89061

                        HOLLEY PERFORMANCE PRODUCTS INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                 61-1291482
            --------                                 ----------
     (State of Incorporation)           I. R. S. Employer Identification Number

                              1801 Russellville Rd.
                          Bowling Green, Kentucky 42101
                    (Address of Principal Executive Offices)

        Registrant's telephone number, including area code: 270-782-2900

        Securities registered pursuant to Section 12(b) of the Act: NONE

        Securities registered pursuant to Section 12(g) of the Act: NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Aggregate market value of voting stock held by non-affiliates of the
Registrant: None. (See Part II, Item 5.) Number of shares of Common Stock outstanding as of March 31, 2001 was 1,000.

                         HOLLEY PERFORMANCE PRODUCTS INC
                           Annual Report on Form 10-K

                   For the Fiscal Year Ended December 31, 2000

                                TABLE OF CONTENTS

                                                                                                   Page No.
                                                                                                   --------
                                     PART I
Item 1.   Business........................................................................              1
Item 2.   Properties......................................................................              7
Item 3.   Legal Proceedings...............................................................              8
Item 4.   Submission of Matters to a Vote of Security-Holders.............................             10

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters...........             10
Item 6.   Selected Financial Data.........................................................             11
Item 7.   Management's Discussion and Analysis of Financial Condition and
                   Results of Operations..................................................             12
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk......................             24
Item 8.   Financial Statements and Supplementary Data.....................................             25
Item 9.   Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure.....................................             25

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant..............................             25
Item 11.  Executive Compensation..........................................................             27
Item 12.  Security Ownership of Certain Beneficial Owners
                  and Management..........................................................             29
Item 13.  Certain Relationships and Related Transactions..................................             29

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K................             30
Signatures................................................................................             31
Index to Financial Statements.............................................................            F-1

ITEM 1 -- BUSINESS

GENERAL

         Founded in 1903, Holley is a leading manufacturer and marketer of specialty products for the performance automotive, marine and powersports (motorcycle, jet-ski, snowmobile and go-cart) aftermarkets. Holley designs, manufactures and markets a diversified line of automotive performance racing products that include fuel, air, spark (also known as ignition) and internal engine management systems. We design our products to enhance vehicle performance through generating increased horsepower, and torque. Our products include both throttle body and multi-port fuel injection systems, performance and remanufactured carburetors, digital ignition systems, distributors, fuel pumps, camshafts, crankshafts, intake manifolds, pistons, superchargers, headers, mufflers, exhaust pipes, cylinder heads, water pumps, throttle bodies, nitrous oxide injection systems and performance automotive plumbing products. Holley has the most widely recognized brand name and a broad distribution network in the performance automotive aftermarket. The performance automobile aftermarket includes specialized retailers, performance wholesale distributors, mail order retailers and original equipment manufacturers ("OEM's"). We have developed strong relationships with our customers in each distribution channel, including such leading companies as Advance Auto Parts, AutoZone, CSK Auto, Keystone, O'Reilly, Summit Racing, Jeg's mail order, GM Service Parts, Volvo-Penta and Mercury Marine.

         We are committed to providing superior products and services to our customers and believe that our comprehensive quality control and consumer support programs position Holley as the industry leader in quality and service. We are vertically integrated and endeavor to manufacture all critical product components and systems. All products are fully tested on computer controlled equipment prior to shipment to ensure maximum reliability and "out of the box race readiness" Each product is 100% tested and tuned for maximum performance and is ready for installation when purchased. In addition we have a significant research and development effort ("R&D") focused on continual enhancement of our technology and new products. R&D resources include a 14,000 square foot laboratory staffed by 24 professional engineers, supported by highly trained technicians. In 2000, we have introduced over 923 new products to leverage the Holley brand name and capitalize on our superior R&D capability. Our commitment to quality and reputation for superior performance is widely recognized by performance enthusiasts and racers at all levels. For example, since 1969, every race car on The National Association For Stock Car Auto Racing ("NASCAR") circuit has been and continues to be equipped exclusively with a Holley carburetor. Another testament to our quality is the many awards that we have won over the years, including Car Craft All-Star Drag Racing Team Pro Sponsor and Manufacturer of the Year, six-time International Hot Rod Association's ("IHRA") Sportsman Sponsor of the Year award, Ford Q1 award and numerous other industry and racing association awards.

BUSINESS STRATEGY AND PRODUCTS

The primary components of our business strategy are as follows:

- -        Leverage the Holley Brand Name Through New Product Introductions;

- -        Market Our Products as Systems;

- -        Continue to Diversify Product and System Offerings;

- -        Improve Manufacturing Efficiency;

- -        Leverage Distribution Channels; and

- -        Pursue Strategic Acquisitions.

         Our product line is broadly divided into two segments: (a) a full line of performance products including induction, exhaust, internal engine components and ignition components; and (b) remanufactured products, each of which is described below.

PERFORMANCE PRODUCTS

         We are a leading manufacturer of a diversified line of performance automotive products that are designed to enhance street, off-road, recreational and competitive vehicle performance through increased horsepower and torque. We hold a strong position in the performance segment due to our brand preferences among car enthusiasts and racers. Our performance product line, accounting for 80.4% of our net sales in 1999 and 85.4% of our net sales in 2000, consists predominately of induction, exhaust, internal engine and ignition components.

REMANUFACTURED CARBURETORS/FUEL INJECTORS.

         We manufacture and market a line of remanufactured carburetors and fuel injection components. Remanufacturing is the process of repairing, reconditioning, recalibrating and cleaning used products. Our remanufactured product line accounted for 19.6% of net sales in 1999 and 14.6% of net sales in 2000. In addition to remanufactured carburetors, we offer a line of remanufactured fuel injectors for the fleet truck marketplace and have recently begun offering a line of remanufactured turbochargers.

PERFORMANCE COMPONENT BRANDS

         The Holley family of performance automotive aftermarket brands includes the following:

         FLOWTECH. Our FlowTech (Biggs Manufacturing, Inc. -- "FlowTech") subsidiary is a leading manufacturer of performance exhaust systems, headers, mufflers and exhaust accessories. The combination of FlowTech with our Hooker exhaust systems and other air management products completes our comprehensive air intake and exhaust management system offerings. FlowTech also offers performance mufflers in the underhood performance market and exhaust headers for the import performance market with its Airmass(tm) line of exhaust headers. During 2000, FlowTech operations were moved from Mexico and Tempe, Arizona to a new facility in Aberdeen, Mississippi resulting in reduced cost and increased operating efficiency.

         HOOKER HEADERS. Our Hooker (Hooker Industries, Inc. -- "Hooker") subsidiary is a leading manufacturer of performance exhaust systems, headers, mufflers and Harley-Davidson(tm) exhaust pipes under the well known brand "Hooker Headers." The Hooker brand is the leading brand in racing exhaust headers and is the most widely recognized brand in street performance headers. The addition of the Hooker business to our other air management products establishes Holley as the only company to offer a comprehensive and integrated air intake and exhaust management system to the performance market.

         LUNATI. Our Lunati (the Lunati Companies -- "Lunati") subsidiary manufactures and distributes internal engine systems and components including performance camshafts, crankshafts, pistons, rods and other automotive products to the racing market under the "Lunati" brand name. Lunati also offers products for the performance go-cart market and the junior dragster market. During
1999, Lunati pistons, rods, crankshaft finish machining was transferred to the Bowling Green, Kentucky manufacturing plant.

         NITROUS OXIDE SYSTEMS. Our Nitrous Oxide Systems (Nitrous Oxide Systems, Inc. -- "NOS") subsidiary is the leading manufacturer of nitrous oxide injection systems to the performance aftermarket. Nitrous oxide injection systems significantly increase engine horsepower by increasing the amount of air/fuel mixture delivered to the cylinders. NOS also has a strong position in the import performance market as well as in the drag racing market. NOS complements our ability to offer full range of underhood systems to substantially increase horsepower and engine performance. During 2000 the Nitrous Oxide Systems, Inc. manufacturing was transferred to the Bowling Green, Kentucky manufacturing plant and the Costa Mesa, California facility was closed.

         WEIAND. Our Weiand (Weiand Automotive Industries -- "Weiand") subsidiary is a leading manufacturer of performance induction systems components including intake manifolds, super chargers and water pumps. Weiand is vertically integrated, manufacturing its own castings at its aluminum foundry. Additionally, we have consolidated all Weiand's manufacturing operations (other than the foundry) into our Bowling Green, Kentucky operation.

         EARL'S PERFORMANCE PRODUCTS. Our Earl's Performance Products (Earl's Supply Company, Inc. -- "Earl's") subsidiary is a provider of underhood performance fittings, brake lines and hoses. Our Earl's business completes our fuel management systems product offerings and expands our cooling system business.

RESEARCH AND DEVELOPMENT

         We are constantly developing new products to respond to consumer demand, to increase the performance characteristics of existing products, and to expand into new product lines. Over the course of our history, we have expanded our business operations by developing and adapting product lines in response to changing engine technology, such as our development of the Annihilator(TM) ignition system and our performance throttle body and multi-port fuel injection systems. Focusing primarily on fuel injected vehicles, we introduced over 900 new part numbers in 2000. We were awarded the SEMA Best New Product Award in 1999 for our 500 gallon per hour electric fuel pump and again in 2000 for the NOS annular discharge plate. During 1999 we completed the construction and installation of a 14,000 square foot R&D laboratory at our Bowling Green facility. Operated by 24 professional engineers who are supported by highly trained technicians, this R&D facility has a full complement of engineering and testing equipment including 8 state of the art dynamometers used for full scale engine analysis, 18 computer modeling stations and a full range of environmental testing capabilities. We have spent $2.7 million, $2.3 million, $2.4 million and $2.2 million from 1997 through 2000 on R&D, respectively.

DISTRIBUTION

         Holley has a broad distribution network throughout the industry and sells through retail, wholesale, mail order, and original equipment manufacturer segments. Our products are sold in all 50 states and Canada and to a lesser degree other export markets. Our largest and fastest growing distribution channel is mail order which includes our two largest customers, Summit Racing and Jeg's. In 2000, Summit Racing, our single largest customer, accounted for approximately 13.4% of our net sales, and our second largest customer, Jeg's, accounted for approximately 7.8% of net sales in 2000. The retail channel includes mass merchandisers and auto parts retailers with the majority of our retail sales through auto parts retailers which include Advance Auto Parts, AutoZone, CSK Auto and Pep Boys. We have been selected to be the performance induction system category manager for Advance Auto Parts and increased sales of our performance products to CSK Auto and expanded product coverage at AutoZone and Pep Boys. During the fourth quarter of 2000, we have reached agreement with Balkamp to become a supplier of performance products including Street Avenger carburetors.

         Wholesale distribution is the industry's traditional channel and a major outlet for our performance products. Significant customers include Keystone, O'Reilly and the 3-Star, AAM and USP buying groups. We manufacture performance products for and sell directly to original equipment manufacturers including General Motors, Ford and DaimlerChrysler and manufacturers of marine applications, material handling and stationary power equipment. Approximately 3.3% of our net sales in 2000 came from direct performance product sales to original equipment manufacturers.

         While not a specific distribution channel, we export products to several U.S.-based suppliers that have worldwide distribution capabilities. Export products are used for American-made automobiles throughout Europe, Australia, Asia, South America and Central America and represented approximately 1.6% of our net sales in 2000.

MARKETING

         During 2000, we reorganized our sales and marketing function by replacing our 18 outside and 6 in-house salespersons with five manufacturer's representative firms with 53 salespersons selling our products. The transition to the manufacturer's sales force took place in the first quarter of 2000. We support our sales efforts with extensive advertising and promotional programs, focusing on NASCAR and the drag racing market (NHRA and IHRA) because of their importance in the motorsports industry and influence on the performance aftermarket. In addition, we sponsor many of the nation's other leading racing sanctioning bodies, including the IHRA and the NHRA, as well as key motor sports associations including the National Street Rod Association, the World Karting Association and the National Muscle Car Association. We also sponsor different national events including the Holley Spring Nationals drag racing event, Hot Rod Magazine East and West Coast Power Tours, the Rod and Custom Americruise and the Hot Rod Magazines' Power Club. For 2000, the IHRA Sportsman drag racing series became the Holley Sportsman Drag Racing Championship. At the 2000 SEMA show, we were awarded Best Packaging (for our Street Avenger carburetor), and Runner-Up for Best Performance for Street Product (for NOS's LT1 throttle body).

         To ensure that we understand and appreciate the needs of our customers, we operate five touring display trailers carrying our products, catalogs and personnel. These trailers, one 64 foot -- 18 wheel trailer, one 48 foot -- 18 wheel trailer, one 43 foot -- 5th wheel trailer, and two 35 foot -- 5th wheel trailers, travel to approximately 125 events nationally including automotive racing events, specialty automotive shows, retail store openings and distributor open houses. We also maintain a technical hotline, e-mail address and web page (www.holley.com) to assist consumers with installation and application questions. A total of 22 qualified hotline technicians handle approximately 125,000 inquiries per year.

RAW MATERIALS

         We purchase raw materials typically in the form of components for our various products from many different suppliers. These materials include castings and forgings, gaskets, plastic, hose, steel and other materials to produce our products. Holley has one significant supplier of raw materials, Gerity-Schultz, a zinc foundry vendor that supplies zinc castings for our performance carburetor line. The rough casting bodies machined customized, and assembled into finished carburetors. We buy castings in bulk on negotiated and fixed prices for six month intervals regardless of change in the price of zinc and other base materials during that period. These castings accounted for approximately 9% of our total raw material purchases in 2000. There are several other zinc foundries in the country, but the Holley owned tooling utilized by Gerity-Schultz is specifically designed for our products and the Gerity-Schultz equipment. Our top six suppliers, including Gerity-Schultz, accounted for approximately 20% of our total raw material purchases in 2000. No one supplier other than Gerity-Schultz accounted for more than 2.8% of our total raw material purchases in 2000. We have two or more sources of supply for all of our significant raw materials.

TRADEMARKS AND PATENTS

         Holley and its subsidiaries have registered or are in the process of registering approximately 167 trademarks on the names and logos of the various companies and their products in the U.S. and other countries. Holley and its subsidiaries have 60 issued or pending patents on various products registered in the U. S. and other countries. None of Holley's significant patents are scheduled to expire in the near term.

SEASONALITY

         Holley experiences slight seasonal trends which are generally prevalent in the overall automotive aftermarket industry. Historically, our revenues are highest in the second fiscal quarter, marking the beginning of the racing season and the weather is better suited for outdoor automotive repair activity. As seasonality has a greater effect on our remanufacturing facility in Springfield, Tennessee occasionally requiring temporary employees to respond to peak demand.

COMPETITION

         There is significant competition in the performance automotive products segment. Holley competes with many other companies and individuals in the manufacture and sale of performance automotive parts. We compete primarily on the basis of product performance, brand name, quality, service, and price. Within our performance products line, our primary competitor is Edelbrock Corporation, a public company. Holley and Edelbrock are the only two companies that currently provide products for nearly all product segments of the performance market, although there are smaller, specialized producers of performance products.

EMPLOYEES

         As of December 31, 2000, we had 1,068 employees, including both full-time, salaried and part-time employees. None of our employees are represented by labor unions. We provide a comprehensive benefits program to all full-time employees. During the fourth quarter of 2000, we implemented a voluntary layoff of 58 hourly people in our Bowling Green, Kentucky manufacturing plant. Hooker had approximately 362 employees, including approximately 315 in Mexico and 47 in California. During the fourth quarter of 2000, the Hooker distribution center in California began to be relocated to our new facility in Aberdeen, Mississippi and 21 employees were terminated. The remaining 26 Hooker employees in California were terminated in January 2001. Our FlowTech operations were transferred to our Aberdeen facility in the second quarter of 2000, and 72 FlowTech employees in Arizona and Mexico were terminated in 2001. Our NOS operations were transferred to our Bowling Green facility in the first quarter of 2000, and 25 NOS employees in Costa Mesa, California were terminated. Earl's has approximately 98 employees, including 79 hourly employees and 19 salaried employees.

ITEM 2 -- PROPERTIES

         As of December 31, 2000, we have manufacturing facilities located in Bowling Green, Kentucky; Springfield, Tennessee; Los Angeles, California; Long Beach, California; Memphis, Tennessee; Aberdeen, Mississippi and Tijuana, Mexico. We believe that each is well maintained and suitable for its purpose. As part of our business strategy, we endeavor to manufacture all critical components and systems. However, to complete certain products, we outsource certain processes to third parties.

         Holley's headquarters are located in Bowling Green, Kentucky on the same 15.4 acre site as our 220,000 square foot primary manufacturing facility. At this location, we manufacture and package carburetors, intake manifolds, superchargers, pistons, connecting rods, electric fuel pumps and fuel injection systems in several manufacturing cells. Holley owns a 110,000 square foot distribution facility in Bowling Green, Kentucky approximately five miles from our headquarter location. We have moved all of our performance products distribution functions to this facility, allowing us to expand our manufacturing operations at our current facilities.

         Our remanufactured carburetor operation is located in Springfield, Tennessee. This approximately 95,000 square foot facility is also completely cellularized with seven manufacturing cells that are managed by employee self-directed teams. We lease the Springfield facility on a year to year basis from the local industrial authority at a rate of $100 per year. The Springfield local industrial authority financed the building's construction with an industrial revenue bond, and in turn leases the building to Holley at sub-market rates in order to attract Holley to Springfield. We are currently completing our purchase of this facility.

         Holley leases Weiand's approximately 30,000 square foot aluminum foundry located in Los Angeles, California. The other manufacturing operations of Weiand were moved to our Bowling Green facility. We employ over forty employees at the foundry which operates four pouring stations and four mold machines to produce components used in the manufacture of manifolds and other performance parts.

         Holley leases Lunati's approximately 30,000 square foot manufacturing facility located in Memphis, Tennessee. During 1999, we relocated the manufacturing of pistons and connecting rods to our Bowling Green facility. Manufacturing of camshafts and crankshafts remain at the Memphis, Tennessee facility. During 2000, we leased an approximately 335,000 square foot manufacturing facility in Aberdeen, Mississippi in connection with certain relocation and employment incentives offered by Monroe county, Mississippi with a related Industrial Revenue Bond. This lease's term expires in May 2025, and requires an annual rent payment of $7,500.

         FlowTech's manufacturing facilities were relocated to our Aberdeen facility in 2000, and Hooker's manufacturing operations were relocated to our Aberdeen facility in December 2000 and January 2001.

         Hooker has a manufacturing facility in Ciudad Industrial, Mexico. Hooker's leased administrative offices in Ontario, California were closed in January 2001, which property is currently being marketed for sublease.

         FlowTech's manufacturing facility in Tempe, Arizona is currently idle and is being marketed for sublease. We manufacture and distribute Earl's products in a facility in Long Beach, California and have an administrative office in Costa Mesa, California. Our NOS facility in Costa Mesa, California was closed in the first quarter 2000 and has been subleased. We also have smaller retail and distribution properties leased in Lawndale, California; Indianapolis, Indiana; Towcester, Northants, United Kingdom; and Australia.

ITEM 3 -- LEGAL PROCEEDINGS

         In May 1999, Union Pacific Railroad Company filed an action against Weiand and others in the U. S. District Court for the Central District of California, alleging that certain soil and groundwater contamination discovered on Union Pacific property in Los Angeles had migrated from an adjacent Weiand facility. Union Pacific claimed that Weiand is liable to Union Pacific for certain investigation and remediation costs, as well as for other damages under state law. Union Pacific sought damages in the amount of approximately $2.965 million from all defendants.

         In December 2000, Union Pacific, Holley, Weiand and the other parties to the litigation reached a comprehensive settlement in exchange for a cash payment significantly less than the sought amount, resulting in a full dismissal of the lawsuit. A substantial majority of the settlement payment was paid by Weiand's insurers. In connection with the settlement, an additional $550,000 paid by the settling insurers has been put into a Site Source Control Account to fund investigation and any required remediation of the Weiand property, as may be required by the State of California. Part of the attorney fees and litigation expenses of the parties were also reimbursed by the settling insurers.

         In 2000, Weiand discovered possibly significant soil contamination on the Weiand property, which has not yet been fully analyzed by Weiand's environmental consultants. Holley is working with the property owner, under the supervision of the California Department of Toxic Substances Control, to investigate and, if necessary, remediate the contamination. Although Holley estimates that the Site Source Control Account will be sufficient to cover Holley's costs for investigation and remediation of the site, there can be no assurances that the final costs will not exceed such amount. Holley and Weiand are working vigorously to address regulatory issues arising from the discovered contamination. The funds received from Holley's insurers, as discussed above, has been placed in a Site Source Control Account to fund investigation and any required remediation of the Weiand property, as may be required by the State of California.

         We have been named as defendants in a number of legal actions arising from normal business activities. Although the amount of any ultimate liability with respect to such matters cannot be precisely determined, we do not expect any such liability to have a material adverse effect on our overall operations.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Holley does not have a class of capital stock registered pursuant to the Securities Exchange Act of 1934, as amended, and there is no established public trading market for its Common Stock. Holley is restricted from paying dividends under its senior credit facility, and otherwise has no present intentions to declare or pay dividends.

ITEM 6 -- SELECTED FINANCIAL DATA

         The following table sets forth certain selected consolidated financial data for Holley and its subsidiaries, based on Holley's audited consolidated financial statements as of and for the periods presented.

                                                         1996            1997            1998             1999            2000
                                                       --------        --------       ---------        ---------        ---------
                                                                                     (in thousands)
INCOME STATEMENT DATA:
Revenues                                               $ 96,290        $ 98,803       $ 101,363        $ 130,091        $ 163,503
Cost of sales                                            65,368          69,192          69,997           87,727          114,220
                                                       --------        --------       ---------        ---------        ---------
Gross profit                                             30,922          29,611          31,366           42,364           49,283
                                                       --------        --------       ---------        ---------        ---------

Operating expenses
     Selling, general, and administrative                18,868          22,759          19,411           28,089           43,812
     Plant relocation costs                                  --              --             452            1,089              654
     Amortization expense                                   113             113           1,671            4,536            5,542
                                                       --------        --------       ---------        ---------        ---------
         Total operating expenses                        18,981          22,872          21,534           33,714           50,008
                                                       --------        --------       ---------        ---------        ---------

Operating income                                         11,941           6,739           9,832            8,650             (725)

Interest expense                                             --              --           4,705           11,848           23,109
Other income/(expense)                                     (183)             45          (1,626)              --             (122)
                                                       --------        --------       ---------        ---------        ---------

Income/(loss) before taxes and extraordinary item        11,758           6,784           3,501           (3,198)        (23,956)

Provision/(benefit) for income taxes                      4,514           2,520           1,831             (171)          (7,808)
                                                       --------        --------       ---------        ---------        ---------

Income/(loss) before extraordinary item                   7,244           4,264           1,670           (3,027)         (16,148)

Extraordinary item, net                                      --              --              --            1,654              511
                                                       --------        --------       ---------        ---------        ---------
Net income/(loss)                                      $  7,244        $  4,264       $   1,670        $  (4,681)       $ (16,659)
                                                       ========        ========       =========        =========        =========

OTHER FINANCIAL DATA:
     Depreciation and amortization                     $  1,150        $  1,063       $   4,123        $  10,128        $  12,993
     Capital expenditures                                   466             942           4,007            4,642            4,290
     Total assets                                        36,718          33,884         178,072          262,863          264,629
     Total debt                                          13,428           9,081          93,088          164,705          184,382

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the notes thereto.

OVERVIEW

         KHPP Acquisition Corporation ("Acquisition") and KHPP Holdings, Inc. ("Holdings"), both Delaware corporations, were formed by Kohlberg & Co., L.L.C. ("Kohlberg") in 1998 to effect the acquisition of Holley. Acquisition purchased Holley in 1998 for approximately $100 million, and immediately thereafter merged with and into Holley. The purchase of Holley and the merger of Acquisition into Holley are together referred to herein as the "Holley Acquisition." The Holley Acquisition was accounted for as a purchase. Accordingly, the consolidated financial statements of Holley reflect the purchase method of accounting effective May 15, 1998.

         In connection with the October 1999 acquisitions of FlowTech, NOS and Earl's and to repay existing indebtedness under its bank credit facility, in September 1999 Holley issued $150,000,000 of 12 1/4% Senior Notes due 2007 at a discount of 3.7% (the "Senior Notes") pursuant to an Indenture (the "Indenture"). The Company completed an exchange of the Senior Notes for identical, but publicly-tradeable notes pursuant to an exchange offer registered with the Securities and Exchange Commission ("SEC").

         Holley's results of operations for fiscal 2000, 1999 and 1998 (as defined below) have been affected by the Holley Acquisition and the subsequent acquisitions of Weiand, Lunati, Hooker, FlowTech, NOS, and Earl's (the "Acquisitions"). Fiscal 1999 and 1998 results include the results of operations from the Acquisitions subsequent to their acquisition dates. Consequentially, comparisons of results between years will not be meaningful without a comprehensive understanding of the information provided under "Results of Operations." For the purposes hereof, "fiscal 1998" refers to the twelve-month period ended December 31, 1998 and reflects the sum of Holley's results of operations for the five months ended May 15, 1998 (before the allocation of purchase price relating to the Holley Acquisition) and the results of operations for the seven months ended December 31, 1998 (after the allocation of the purchase price related to the Holley Acquisition).

         The results of operations for the twelve months ended December 31, 2000 include the acquired businesses for the full twelve month period. During 2000, the FlowTech manufacturing operations were relocated to the Aberdeen, Mississippi exhaust manufacturing and distribution center. The relocation of the Hooker distribution center to the Aberdeen, Mississippi exhaust facility began during the fourth quarter as well. The original FlowTech and Hooker facilities were leased facilities, and are in the process of being subleased.

         During the fourth quarter of 2000, we changed the method of determining the cost of inventories from the last-in, first-out ("LIFO") method to the first-in, first-out ("FIFO") method. FIFO has been elected as all of the acquired companies recorded their inventories under the

 FIFO method and only those inventories of the Bowling Green and Springfield facilities were valued under the LIFO method. In addition, Holley's competitors generally maintain their inventories under the FIFO method. The effect of the change in accounting principle has been retroactively applied and results in a reduction of the net loss reported for 1999 and 2000 by $248,000 and $372,000, respectively.

         In December 2000, we replaced our existing senior credit facility with Credit Agricole IndoSuez, (consisting of a $35.0 million revolving credit facility) with a 5 year, $41.0 million facility provided by Fleet Capital Corporation that matures in December 2005. This facility is comprised of two parts: a $36.0 million revolving credit portion and a $5.0 million term facility to be used for fixed asset purchases as required. The revolving credit facility has an interest coverage (Earnings before interest, taxes, depreciation and amortization, "EBITDA", divided by interest expense) covenant only. During the term of the revolving credit facility, Holley is required to have an interest coverage ratio of 1.0:1.0 from the closing date to March 31, 2001, 1.10:1.0 from the closing date to June 30, 2001, 1.10:1.0 from the closing date to September 30, 2001, and 1.15:1.0 from the closing date to December 31, 2001. The interest coverage ratios for the remaining term of the loan are 1.20:1.0 for the four quarters each ending on March 31, June 30, September 30, and December 31, 2002; 1.25:1.0 for the four quarters each ending on March 31, June 30, September 30, and December 31, 2003, 2004 and 2005. Borrowings under the facility are limited to 75% of eligible receivables and 55% of eligible inventories. Under the credit agreement, Holley must have availability of $2.0 million if EBITDA on a trailing twelve month basis is equal to or less than $28.0 million, $1.0 million if EBITDA is less than or equal to $32.0 million but greater than $28.0 million, and $0 if greater than $32.0 million. The initial $2.0 million availability requirement becomes effective during April, 2001. Fleet Capital has a perfected security interest in all the assets of Holley. Our liquidity as of December 31, 2000 was $1.3 million revolving credit facility availability plus $7.0 million of cash for a total of $8.3 million. The term facility can be accessed when Holley has achieved a Fixed Charge Coverage Ratio of 1.0x on a trailing twelve month basis. (Fixed Charge Coverage is defined as EBITDA less non-financial fixed asset expenditures and cash taxes divided by cash interest plus scheduled principle payments.) Under the agreement we may borrow either at LIBOR or Base interest rates as shown in the table below.

RESULTS OF OPERATIONS

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 31 1999

         NET SALES. Net sales equals gross revenues less provisions for volume rebates and co-op advertising allowances. Net sales for the year ended December 31, 2000 totaled $163.5 million compared to $130.1 million for the same period in 1999, an increase of $33.4 million or 25.7%. Sales in the performance segment for 2000 were $139.7 million compared to $104.6 million the same period in 1999, an increase of $35.1 million or 33.6%. Sales in the remanufacturing segment for 2000 were $23.8 million compared to $25.5 million in the same period in 1999, a decrease of $1.7 million or 6.7%.

         The increase in the performance segment sales for 2000 was attributable to the integration of the acquired businesses (Weiand, Lunati, Hooker, FlowTech, NOS, and Earl's) for the twelve months of 2000 resulting in an increase of $37.8 million. In addition, sales of performance products by the Holley core business ("base business") decreased by $2.7 million or 2.5% over 1999.

         Net sales for the three months ended December 31, 2000 totaled $35.8 million compared to $35.4 million for the same period in 1999, an increase of $0.4 million or 1.1%. Sales for the performance segment for the three months ended December 31, 2000 were $30.4 million compared to $29.1 million in the same period in 1999, an increase of $1.3 million or 4.5%. Sales in the remanufacturing segment for the three months ended December 31, 2000 were $5.4 million compared to $6.3 million in the same period in 1999, a decrease of $0.9 million or 14.3%. The increase in the performance segment for the three months ended December 31, 2000 was attributable to the integration of the acquired companies' sales while the decrease in the remanufacturing segment was attributable to continuing declining market conditions.

         GROSS PROFITS. Gross profits for the year ended December 31, 2000 totaled $49.3 million or 30.1% of net sales compared to $42.4 million or 32.6% of net sales for the same period in 1999, an increase of $6.9 million or 16.3%. Gross profits in the performance segment for 2000 were $43.8 million or 31.3% of net sales, compared to $35.4 million or 33.8% of net sales for 1999, an increase of $8.4 million or 23.7%. In the remanufacturing segment, gross profits for the year ended December 31, 2000 were $5.5 million or 23.1% compared to $7.0 million or 27.5% of net sales for the same period in 1999, a decrease of $1.5 million or 21.4%. The increase in the performance segment gross profit is primarily attributable to increased sales volume, offset by costs associated with additional inventory provisions of $3.0 million recorded in the fourth quarter and costs incurred in connection with the closure of manufacturing operations acquired during 1999 and their integration into existing facilities. As part of the Company's overall initiative to decrease working capital and operating expense, in the fourth quarter of 2000 management revised the Company's policy for maintaining on hand inventory quantities and provided additional reserves for the estimated loss that will be incurred in liquidating inventory that no longer meets the Company's on hand inventory requirements. The decrease in remanufacturing segment gross profit is attributable to reduced sales volume offset by cost reductions.

         Gross profits for the three months ended December 31, 2000 totaled $6.1 million or 17.0% of net sales compared to $10.2 million or 28.8% of net sales in the same period in 1999, a decrease of $4.1 million or 40.2%. Gross profits in the performance segment for the three months ended December 31, 2000 were $4.9 million or 16.1% of net sales compared to $8.8 million or 30.2% of net sales in the same period in 1999, a decrease of $3.9 million or 44.3%. In the remanufacturing segment, gross profits for the three months ended December 31, 2000 were $1.2 million or 22.2% of net sales compared to $1.4 million or 22.2% of net sales in the same period in 1999, a decrease of $0.2 million or 14.3%. The decrease in the performance segment was primarily attributable to the increased inventory provision discussed above.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the year ended December 31, 2000 totaled $43.8 million or 26.8% of sales compared to $28.1 million or 21.6% for the same period in 1999, an increase of $15.7 million or 55.9%. The increase is attributable to spending for the support of the businesses acquired in 1999 (Hooker, FlowTech, NOS and Earl's) including increased payroll of $3.4 million, increased advertising and selling expenses of $7.6 million, increased depreciation expense of $1.0 million, increased insurance premiums of $1.0 million and increased professional services of $1.1 million.

         Selling, general and administrative expense for the three months ended December 31, 2000 totaled $14.7 million or 41.1% of sales, compared to $9.2 million or 26.0% of sales for the same period in 1999, an increase of $5.5 million or 59.8%. The increase is attributable to increased advertising and selling expenses of $2.8 million, increased payroll of $1.4 million and increased professional services of $1.1 million.

         PLANT RELOCATION COSTS. Plant relocation costs for the year ended December 31, 2000 totaled $0.7 million compared to $1.1 million for the same period in 1999, resulting from expenses incurred in the closure of acquired facilities and the related movement of inventory and fixed assets to the Company's manufacturing facilities in Bowling Green, Kentucky and Aberdeen, Mississippi in 2000 and the partial integration of acquired companies in 1999.

         AMORTIZATION EXPENSE. Amortization expense for the year ended December 31, 2000 totaled $5.5 million compared to $4.5 million for the same period in 1999. These expenses reflect the amortization of goodwill and other intangible assets associated with the Holley Acquisition and the subsequent acquisitions of Weiand, Lunati, Hooker, FlowTech, NOS, and Earl's.

         INCOME (LOSS) FROM OPERATIONS. Loss from operations for the year ended December 31, 2000 totaled ($0.7) million compared to income of $8.7 million for the same period in 1999, a decrease of $9.4 million or 108.0%. The decrease is primarily due to the increased amortization expense, increased inventory reserves and increased selling general and administrative expenses partially offset by increased sales and gross margins.

         The loss from operations for the three months ended December 31, 2000 totaled ($10.2) million compared to ($0.9) million in same period in 1999, a decrease of $9.3 million. The reduced operating results reflect increased selling, general and administrative costs and increased inventory reserves.

         INTEREST EXPENSE. Interest expense for the year ended December 31, 2000 was $23.1 million compared to $11.8 million for the same period in 1999, an increase of $11.3 million or 95.8%. The 2000 expense includes $18.4 million resulting from the first full twelve months of interest associated with our Senior Notes.

         The 1999 interest expense of $11.8 resulted from the Company's term loans, revolving credit facility, and the initial accrual of interest associated with the Senior Notes. The term loans were incurred in May 1998, October 1998, and July 1999 in connection with the Holley Acquisition and the subsequent acquisitions of Weiand,

Lunati and Hooker. The revolving credit facility is used to finance general business and working capital needs. The proceeds from the sale of the Senior Notes were used to pay back the existing term loans and to finance our 1999 acquisitions.

         PROVISION (BENEFIT) FOR INCOME TAXES. Benefit for income taxes for the year ended December 31, 2000 was ($7.8) million compared with ($0.2) million for the year ended December 31, 1999. The tax benefits in 2000 and 1999 result from pre-tax losses adjusted for non-deductible expenses (primarily amortization of goodwill).

         EXTRAORDINARY ITEM. An extraordinary item was recorded in 2000 to reflect the write-off of $0.5 million (net of tax) of unamortized financing and transaction fees associated with the Company's prior credit facility provided through a group of banks led by Credit Agricole IndoSuez. This facility was paid off in full in December 2000.

         The 1999 extraordinary item reflects the write-off of $1.7 million (net of tax) of unamortized financing and transaction fees associated with the previous bank term debt. This previous bank debt was paid off in full in September 1999 with the proceeds of our senior notes offering.

         NET INCOME/(LOSS). Net loss for the year ended December 31, 2000 was ($16.7) compared with ($4.7) million for the same period in 1999, a decrease of $12.0 million. The decrease in 2000 net income reflects decreased income from operations and increased interest expense. In addition, net income was reduced by the extraordinary item of $0.5 million reflecting the write-off of unamortized Credit Agricole IndoSuez financing fees. These reductions were partially offset by an increased income tax benefit of ($7.6) million.

         The net loss for the three months ended December 31, 2000 totaled ($10.8) million compared to ($3.2) million for the same period in 1999, a difference of $7.6 million. The difference is attributable to decreased operating income of $9.3 million, and increased interest expense of $0.8 million offset by increased income tax benefit of ($3.1) million, increased other expense of $0.1 million and the extraordinary item of $0.5 million.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998

         NET SALES. Net sales equals gross revenues less provisions for volume rebates and co-op advertising allowances. Net sales for the year ended December 31, 1999 totaled $130.1 million compared to $101.4 million for the same period in 1998, an increase of $28.7 million or 28.3%. Net sales in the performance segment for the year ended December 31, 1999 were $104.6 million compared to $73.7 million for the same period in 1998, an increase of $30.9 million or 41.9%. Net sales in the remanufacturing segment were $25.5 million for the year ended December 31, 1999 compared to $27.7 million for the same period in 1998, a decrease of $2.2 million or 7.9%. In addition, sales of performance products in the base business increased by $8.2 million or

15.4% over the same period in 1998. This was partially offset by reduced sales to original equipment manufacturers and bulk customers of $4.2 million or 28.6%, and reduced sales from a product line that was sold of $1.7 million or 63.2% as compared to the same period in 1998. The reduced sales from a product line that was sold reflects the partial sale of our industrial ignition business in May 1998. The reduced original equipment and bulk sales of 1999 primarily resulted from the final phasing out of component supply to the former automotive operations of Coltec Industries that were acquired by Borg Warner in 1996 and substantial price increases on components that are sold in bulk to assemblers or modifiers. These assemblers and modifiers would assemble the purchased components into finished products that would then compete with our products. Remanufacturing sales were down due to continued remanufactured carburetor market declines.

         Net sales for the three months ended December 31, 1999 totaled $35.4 million compared to $25.6 million for the same period in 1998, an increase of $9.8 million or 38.3%. Net sales for the performance segment in 1999 were $29.1 million compared to $18.4 million for the same period in 1998, an increase of $10.7 million or 58.1%. Net sales in the remanufacturing segment for the year ended December 31, 1999 were $6.3 million compared to $7.2 million for the same period in 1998, a decrease of $0.9 million or 12.5%. The decrease in the remanufacturing segment was attributable to continuing declining market conditions in 1999. The increase in the performance segment was largely attributable to additional net sales from the acquired businesses of $10.1 million and increased sales of performance products in the base business of $2.1 million. Some of the 1999 sales increase in the performance segment was also due to dating and other special programs that were offered in the fourth quarter. The increase was partially offset by reduced sales to original equipment manufacturers and bulk customers of $1.2 million and reduced sales from a product line that was sold of $0.3 million.

         GROSS PROFITS. Gross profits for the year ended December 31, 1999 totaled $42.4 million or 32.6% of net sales compared to $31.4 million or 31.0% of net sales for the same period in 1998, an increase of $11.0 million or 35.0%. Gross profits in the performance segment in 1999 were $35.4 million or 33.8% of net sales compared to $24.3 million or 33.0% of net sales for the same period in 1998, an increase of $11.1 million or 45.7%. In the remanufacturing segment, gross profits in 1999 were $7.0 million or 27.5% of net sales compared to $7.1 million or 25.6% of net sales for the same period in 1998, a decrease of $0.1 million or 1.4%. The increase in the performance segment is attributable to gross profits contributed by the full integration of our acquired companies of $10.0 million in 1999 and additional gross profits in the base business of $0.6 million. The increase in the base business is primarily attributable to increased sales volume, while in the remanufacturing segment, the decrease was mostly attributable to reduced sales volume offset by cost reductions.

         Gross profits for the three months ended December 31, 1999 totaled $10.2 million or 28.8% of net sales compared to $7.4 million or 28.9% of net sales for the same period in 1998, an increase of $2.8 million or 37.8%.

         Gross profits in the performance segment for the three months ended December 31, 1999 were $8.8 million or 30.2% of net sales compared to $5.7 million or 31.0% of net sales for the same period in 1998, an increase of $3.1 million or 54.4%.

         In the remanufacturing segment, gross profits for the three months ended December 31, 1999 were $1.4 million or 22.2% of net sales compared to $1.7 million or 23.6% of net sales for the same period in 1998, a decrease of $0.3 million or 17.6%.

         The increase in the performance segment was mostly attributable to $2.5 million of additional gross profits from the acquired businesses and $0.7 million due to higher volume in the base business. This was partially offset by reduced gross profits of $0.4 million due to reduced sales to original equipment manufacturers and bulk customers, and from a product line that was sold. The reduction in the gross profit percentage to net sales in the performance segment was largely attributable to decreased gross profits at the acquired businesses due to customer and product mix issues and increased warranty and depreciation expense. The increased depreciation expense resulted from the write-up of acquired assets to fair market value in purchase accounting. The decrease in the remanufacturing segment was due to reduced sales volume and increased warranty expense. The reduction in the gross profit percentage to net sales in the remanufacturing segment was largely attributable to increased warranty expense.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the year ended December 31, 1999 totaled $28.1 million or 21.6% of net sales compared to $19.4 million or 19.1% of net sales for the same period in 1998, an increase of $8.7 million or 44.8%. The increase is primarily attributable to spending at the acquired businesses (Weiand, Lunati, Hooker, FlowTech, NOS, and Earl's) of $3.2 million, increased marketing spending of $3.6 million, increased depreciation of $1.3 million and increased professional services of $0.6 million.

         Selling, general and administrative expense for the three months ended December 31, 1999 totaled $9.2 million or 26.0% of net sales compared to $4.7 million or 18.4% of net sales for the same period in 1998, an increase of $4.5 million or 95.7%. The increase is largely attributable to $2.7 million in additional expenses from the acquired businesses, $1.1 million in increased marketing costs, and $0.9 million in increased other administrative costs.

         PLANT RELOCATION COSTS. Plant relocation costs for the year ended December 31, 1999 totaled $1.1 million resulting from expenses incurred in the integration of acquisitions compared to $0.5 million for the same period in 1998.

         AMORTIZATION EXPENSE. Amortization expense for the year ended December 31, 1999 totaled $4.5 million compared to $1.7 million for the same period in 1998. These expenses reflect the amortization of goodwill and other intangible assets associated with the Holley Acquisition and the subsequent acquisitions of Weiand, Lunati, Hooker, FlowTech, NOS, and Earl's.

         INCOME (LOSS) FROM OPERATIONS. Income from operations for the year ended December 31, 1999 totaled $8.7 million compared to $9.8 million for the same period in 1998, a decrease of $1.1 million or 11.2%. The decrease is primarily due to the increased amortization expense, increased selling, general and administrative expenses partially offset by increased sales and gross margins.

         The loss from operations for the three months ended December 31, 1999 totaled ($0.9) million compared to income of $1.5 million for the same period in 1998, a reduction of $2.4 million. The reduced operating results reflect increased selling, general and administrative costs of $4.5 million and increased amortization expense of $0.8 million offset by increased gross profits of $2.8 million and reduced plant relocation costs of $0.1 million.

         INTEREST EXPENSE. Interest expense was $11.8 million for the year ended December 31, 1999 compared to $4.7 million for the same period in 1998. The expense resulted from Company's term loans, revolving credit facility, and the initial accrual of interest associated with the Senior Notes. The term loans were incurred in May 1998, October 1998, and July 1999 in connection with the Holley Acquisition and the subsequent acquisitions of Weiand, Lunati and Hooker. The revolving letter of credit is used to finance general business and working capital needs. The proceeds from the sale of the Senior Notes were used to pay back the existing term loans and to finance our 1999 acquisitions.

         OTHER INCOME / (EXPENSE). Other income / (expense) was $0 for the year ended December 31, 1999 compared to ($1.6) million for the same period in 1998. The 1998 expense includes $1.0 million in fees paid to Coltec under a licensing agreement.

         PROVISION (BENEFIT) FOR INCOME TAXES. Benefit for income taxes for the year ended December 31, 1999 was ($0.2) million compared to provision of $1.8 million for the same period in 1998. The benefit in 1999 results from taxable loss due to increased interest expense.

         EXTRAORDINARY ITEM. An extraordinary item was booked to reflect the write-off of $1.7 million (net of tax) of unamortized financing and transaction fees associated with our bank term debt. This bank debt was paid off in full in September 1999 with the proceeds of the Senior Notes.

         NET INCOME / (LOSS). Net loss for the year ended December 31, 1999 was ($4.7) million compared with net income of $1.7 million for the same period in 1998, a decrease of $6.4 million. The decrease reflects increased interest expense of $7.1 million and increased amortization expense of $2.8 million, expense items associated with the Acquisitions that were not incurred prior to the Acquisitions. In addition, net income was reduced by the extraordinary item of $1.7 million reflecting the write-off of financing fees. These reductions were partially offset by increased operating income before amortization expense of $1.6 million, reduced other expense of $1.7 million, and reduced provision for income taxes of $2.0 million.

         The net loss for the three months ended December 31, 1999 totaled ($3.2) million compared to ($0.7) million for the same period in 1998, a difference of ($2.5) million. The difference is attributable to decreased operating income of $2.4 million and increased interest expense of $2.4 million offset by increased income tax benefit of ($2.3) million and increased other income of $0.2 million.

         QUARTERLY RESULTS

         The following table summarizes the unaudited results of operations for each of the specified quarters of fiscal years 1999 and 2000. This quarterly information has been prepared in accordance with the accounting policies described in the Company's annual consolidated financial statements and, in the opinion of management, contains all adjustments necessary to state fairly the information set forth herein.

                                       FOR THE YEAR ENDED                           FOR THE YEAR ENDED
                                       DECEMBER 31, 2000                             DECEMBER 31, 1999
                            ------------------------------------------     ----------------------------------------
(in $000's)                  FIRST      SECOND     THIRD        FOURTH      FIRST     SECOND      THIRD     FOURTH
                            QUARTER    QUARTER    QUARTER      QUARTER     QUARTER    QUARTER    QUARTER    QUARTER
                            -------    -------    -------      -------     -------    -------    -------    -------
Revenues                    $39,466    $45,281    $42,949      $35,807     $30,801    $34,131    $29,807    $35,352

Cost of Sales                26,885     29,898     27,725       29,712      20,249     22,322     20,039     25,117
                            -------    -------    -------      -------     -------    -------    -------    -------

      Gross Profit           12,581     15,383     15,224        6,095      10,552     11,809      9,768     10,235
                            -------    -------    -------      -------     -------    -------    -------    -------

Operating Expenses

     Selling, general,
       and administrative     9,666     10,311      9,136       14,699       6,232      6,026      6,593      9,238

    Plant relocation             92        108        259          195         360         64        331        334
    Costs

    Amortization Expense      1,364      1,376      1,400        1,402         928        851      1,157      1,600
                            -------    -------    -------      -------     -------    -------    -------    -------

     Total operating
      Expenses               11,122     11,795     10,795       16,296       7,520      6,941      8,081     11,172
                            -------    -------    -------      -------     -------    -------    -------    -------

Operating income/ (loss)      1,459      3,588      4,429      (10,201)      3,032      4,868      1,687       (937)
Interest expense              5,804      6,197      5,853        5,255       2,004      2,337      3,071      4,436

Other income/ (expense)          --         (1)        --         (121)         (2)        (5)        (2)         9
                            -------    -------    -------      -------     -------    -------    -------    -------
Income/ (loss) before
  taxes and extraordinary
  item                      (4,345)     (2,610)    (1,424)     (15,577)      1,026      2,526     (1,386)    (5,364)
Provision/ (benefit)        (1,237)       (990)      (288)      (5,293)        796      1,208         34     (2,209)
for income taxes
                            -------    -------    -------      -------     -------    -------    -------    -------

Income/ (loss) before       (3,108)     (1,620)    (1,136)     (10,284)        230      1,318     (1,420)    (3,155)
extraordinary item

Extraordinary item               --         --         --          511          --         --      1,654         --
                            -------    -------    -------      -------     -------    -------    -------    -------

Net income/ (loss)          $(3,108)   $(1,620)   $(1,136)    $(10,795)    $   230    $ 1,318    $(3,074)   $(3,155)
                            =======    =======    =======     ========     =======    =======    =======    =======

LIQUIDITY AND CAPITAL RESOURCES

         OPERATING ACTIVITIES. Net cash provided/(used) by operating activities for fiscal 2000, 1999 and 1998 was ($7.4) million, ($7.6) million and $4.6 million, respectively. The decrease in net income partially offset by deferred tax benefits and the non-cash effect of depreciation and amortization and increased working capital requirements contributed primarily to the increase in net cash used by operating activities in fiscal 2000. The increase in working capital was primarily attributable to higher inventories of $3.6 million due to lower than anticipated sales volume in the fourth quarter driven by weaker sales in the quarter and decreased receivables of $0.6 million; decreased other current assets of $1.6 million, decreased accounts payable of $2.2 million, offset by increased accrued liabilities of $1.9 million.

         INVESTING ACTIVITIES. Net cash used in investing activities for fiscal 2000, 1999 and 1998 were $5.0 million, $65.3 million and $133.3 million, respectively. The primary use of cash during fiscal 2000 was for capital additions, primarily for maintenance and replacement items and the purchase of the Tenneco exhaust manufacturing equipment at the Aberdeen Exhaust Products facility of $0.8 million, while 1999 expenditures were to fund the acquisitions of Hooker, FlowTech, NOS, and Earl's. In addition, we spent $4.6 million on maintenance and replacement capital additions in 1999.

         During 2000, we entered into a 25 year lease with the city of Aberdeen, Mississippi for the Aberdeen Exhaust Products facility. The facility is a 335,000 square foot manufacturing facility previously utilized by Tenneco to manufacture exhaust products. The lease rate is $7,500 per year with a termination date after May 1, 2025 per the lease terms. Flowtech operations in Mexico and Tempe, Arizona, and the Hooker operations in Ontario, California were relocated to Aberdeen during 2000.

         Construction was completed on our new distribution center near Bowling Green, Kentucky in October, 1999 which is leased under a capital lease arrangement. The new facility was financed by the local Economic Development Authority, allowing us to take advantage of certain state and local tax incentives granted for generating new employment.

         FINANCING ACTIVITIES. Net cash provided by / (used in) financing activities for fiscal 2000, 1999, and 1998 was $18.0 million, $72.3 million, and $130.8 million, respectively. Cash provided in 2000 was primarily due to the increase in the revolving credit facility of $17.8 million and $1.0 million in long-term debt financing provided by certain agencies in Mississippi for the purchase of equipment and relocation expenses associated with the Aberdeen Exhaust Products facility, offset by financing costs of $0.8 million.

         Cash provided in 1999 was primarily due to the proceeds from additional equity contributions of $10.1 million, additional bank debt incurred for acquisitions and working capital needs of $37.6 million, and economic development equipment loan related to our new distribution center of $0.6 million and the net proceeds from the Senior Notes of $144.5 million. Such amounts were primarily used to pay for acquisitions, pay back existing bank debt and to fund working capital requirements, as discussed above. Cash outflows included retirement of bank debt equal to $113.7 million and the payment of fees associated with debt issuance, stock issuance, and acquisitions of $6.8 million.

         Our primary sources of liquidity are funds generated by operations and borrowings under our bank credit facility. Holley is dependent on the revolving line of credit facility to fund its working capital needs. Based on our projections, we believe that we will be in compliance with the quarterly financial ratio covenants during 2001 and that the revolving line of credit facility will be adequate to fund our working capital needs during 2001. However, should the revolving line of credit become unavailable or should we fail to meet our projected results, we may be forced to seek additional sources of financing in order to fund our working capital needs.

         We historically have expanded our business through the acquisition of other related and complementary businesses, and we continue to seek and evaluate acquisition opportunities. We anticipate that our existing capital resources and cash flow generated from future operations, proceeds from the Senior Notes, and drawings under our bank credit facility will enable us to maintain our planned operations, capital expenditures and debt service for the foreseeable future. We also anticipate that continuing our acquisition strategy will require us to incur additional indebtedness. However, our current indenture and bank credit facility terms, as well as our current level of indebtedness, would significantly limit or prevent incurrence of any substantial indebtedness.

         BANK CREDIT FACILITY. In December 2000, we replaced our existing senior credit facility with Credit Agricole IndoSuez, (consisting of a $35.0 million revolving credit facility) with a 5 year, $41.0 million facility provided by Fleet Capital Corporation that matures in December 2005. This facility is comprised of two parts: a $36.0 million revolving credit portion and a $5.0 million term facility to be used for fixed asset purchases as required. The revolving credit facility has an interest coverage covenant only. During the term of the revolving credit facility, Holley is required to have an interest coverage ratio of 1.0:1.0 from the closing date to March 31, 2001, 1.10:1.0 from the closing date to June 30, 2001, 1.10:1.0 from the closing date to September 30, 2001, and 1.15:1.0 from the closing date to December 31, 2001. The interest coverage ratios for the remaining term of the loan are 1.20:1.0 for the four quarters each ending on March 31, June 30, September 30, and December 31, 2002; 1.25:1.0 for the four quarters each ending on March 31, June 30, September 30, and December 31, 2003, 2004 and 2005. Borrowings under the facility are limited to 75% of eligible receivables and 55% of eligible inventories. Under the credit agreement, Holley must have availability of $2.0 million if EBITDA on a trailing twelve month basis is equal to or less than $28.0 million, $1.0 million if EBITDA is less than or equal to $32.0 million but greater than $28.0 million, and $0 if greater than $32.0 million. The initial $2.0 million availability requirement becomes effective during April, 2001. Fleet Capital has a perfected security interest in all the assets of Holley. Our liquidity as of December 31, 2000 was $1.3 million revolving credit facility availability plus $7.0 million of cash for a total of $8.3 million. The term facility can be accessed when Holley has achieved a Fixed Charge Coverage Ratio of 1.0x on a trailing twelve month basis. (Fixed Charge Coverage is defined as EBITDA less non-financial fixed asset expenditures and cash taxes divided by cash interest plus scheduled principle payments.) Under the agreement we may borrow either at LIBOR or Base interest rates as shown in the table below.

        INTEREST RATE COVERAGE       BASE RATE MARGIN         LIBOR MARGIN
        ----------------------       ----------------         ------------
                 <1.25                      .75                   2.75

              1.26 - 1.50                   .50                   2.50

              1.51 - 1.75                   .25                   2.25

                 >1.75                      .00                   2.00

From the first six months following the Closing Date, the outstanding principle balance under the facilities will have interest at LIBOR plus 2.50% on Base Rate plus 0.5%.

         The bank credit facility contains various covenants made by Holley, including covenants prohibiting or limiting our ability to:

         -        incur additional debt;

         -        grant liens; or

         - sell our assets, together with financial covenants and information reporting requirements we must meet.

YEAR 2000 COMPLIANCE

         As of January 1, 2001, Holley was fully Y2K compliant and did not incur any disruption of operations due to the Y2K issues of our customers or suppliers.

INFLATION

         General inflation over the last four years has not had a material effect on the Company's cost of doing business and it is not expected to have a material effect in the foreseeable future.

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

         In light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking information in this document will in fact transpire. You are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), effective, as amended, for fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires all derivatives to be recognized in the statement of financial position and to be measured at fair value. The Company adopted the provisions of SFAS 133 effective January 1, 2001 . Such adoption did not have a material effect on the Company's results of operations or financial position.

ITEM 7A- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         General. Holley's exposure to interest rate changes is primarily related to its variable rate debt which may be outstanding from time to time under its $41.0 million credit facility with Fleet Capital. Both the revolving portion of the credit facility $36.0 million and the $5.0 million term facility interest rates are based on the London Interbank Offered Rate or base rate. Because the interest rate on the credit facility is variable, the Company's cash flow may be affected by increases in either the LIBOR or prime rate. Management does not, however, believe that any risk inherent in the variable-rate nature of the loan is likely to have a material effect on Holley. As of the end of 2000, Holley's outstanding balance on the revolving credit facility was $34.7 million (offset by existing cash reserves of $7.0 million).

         Sensitivity Analysis. To assess exposure to interest rate changes, Holley has performed a sensitivity analysis assuming that it had drawn the full $36.0 million balance available under the revolving line of credit. If the prime rate rose 100 basis points, the increase in the monthly interest payment would equal $30,000. Holley does not believe the risk resulting from such fluctuations is material nor that the payment required would have material effect on cash flow.

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Item 14 for an index to Holley's consolidated financial statements and supplementary financial information which are included herewith.

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth the name, age and position of each person who is an executive officer or a member of the Board of Directors (a "Director") of Holley as of March 31, 2001. Directors are elected for a one year term of office at the annual stockholders' meeting.

NAME                                AGE              POSITION
- ----                                ---              --------
Jeffrey G. King                     39               Chief Executive Officer, President and Director

A. Bruce Reynolds                   60               Vice President, Chief Financial Officer and
                                                     Secretary

John H. Nickoloff                   48               Vice President and General Manager -
                                                     Remanufacturing Business

Christopher Lacovara                36               Vice President, Treasurer, Assistant Secretary and
                                                     Director

Evan D. Wildstein                   30               Assistant Secretary and Director

James A. Kohlberg                   43               Director

Marion H. Antonini                  70               Chairman of the Board and Director

William F. Andrews                  69               Director

James D. Wiggins                    53               Director

Samuel P. Frieder                   36               Director

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

A. BRUCE REYNOLDS. A Bruce Reynolds. Vice President, Chief Financial Officer, and Secretary. Mr. Reynolds joined Holley in August, 2000. Prior to joining Holley, Mr. Reynolds has most recently served as Chief Financial Officer of Powell Building Group 1999-2000 and Saba Medical Technology, Inc. 1997 through 1999. Mr. Reynolds also served as Chief Financial Officer and Treasurer of National Auto/Truckstops Inc. from 1993 through 1997, a nationwide truckstop and travel center company. In addition, Mr. Reynolds has also held senior financial positions in the automotive, electronics, packaging and chemical conversion industries, including Chrysler Corporation, Bunker-Ramo Corporation, United States Can Inc. and Woodbridge Holdings, Inc. Mr. Reynolds filed for Chapter 11 personal bankruptcy in 1999, which was closed and resolved in 2000.

JOHN H. NICKOLOFF. Vice President and General Manager - Remanufacturing Business. Mr. Nickoloff joined Holley as Vice President in 1995. Prior to joining Holley, Mr. Nickoloff was with Frigidaire (AB Electrolux) from 1975 to 1995. With them, he served in various financial and manufacturing positions, the most recent as Plant Manager.

CHRISTOPHER LACOVARA. Vice President, Treasurer, Assistant Secretary and Director. Mr. Lacovara has been a Director since 1998. Since 1995, he has been a Principal of Kohlberg & Company, a private equity firm. Prior to that, he was an associate at Kohlberg & Company, which he joined in 1988. Mr. Lacovara is also a director of Northwestern Steel and Wire Company.

EVAN D. WILDSTEIN. Assistant Secretary and Director. Mr. Wildstein has been an Assistant Secretary and Director since 1999. Since December 1999, Mr. Wildstein has been a Principal of Kohlberg & Company, a private equity firm. Prior to that, he was an associate with Kohlberg & Company, which he joined in 1994. Mr. Wildstein is also a director of Magnavision Corp.

JAMES A. KOHLBERG. Director. Mr. Kohlberg has been a Director since 1998, and is the Managing Principal of Kohlberg & Company, a private equity firm, which he co-founded in 1987.

MARION H. ANTONINI. Chairman of the Board and Director. Mr. Antonini has been Chairman and a Director since 1998, and joined Kohlberg & Company, a private equity firm, as a Principal in 1998. Prior to joining the firm, since 1990 Mr. Antonini was Chairman, President and Chief Executive Officer of Welbilt Corporation, a diversified manufacturer and distributor of commercial foodservice equipment and kitchen appliances. Mr. Antonini is also a director of Vulcan Materials Company, Engelhard Corporation and Scientific-Atlanta.

WILLIAM F. ANDREWS. Director. Mr. Andrews has been a Director since 1998, and has been Chairman of Corrections Corporation of America since 2000, Chairman of Scovill Fasteners, Inc. since 1995 and Chairman of Northwestern Steel and Wire Corporation since 1999. From 1993 to 1995, Mr. Andrews was Chairman and Chief Executive Officer of Amdura Corporation, a manufacturer of hardware and industrial equipment. Mr. Andrews is also a director of Black Box Corporation, Johnson Controls, Inc., Katy Industries, Navistar International Corporation and Trex Corporation.

JAMES D. WIGGINS. Director. Mr. Wiggins has been a Director since 1998. Mr. Wiggins is President and CEO of The Gates Group of Companies, an industrial and automotive systems manufacturer, which includes The Gates Rubber Company, Stant Manufacturing, Schrader-Bridgeport, Int'l. and Trico Products Corporation. The Gates Group of Companies is a subsidiary of Tomkins PLC. Prior to his current appointment, Mr. Wiggins was Group President of the Stant/Schrader Group of Gates. He was President and CEO of Schrader, Inc. from 1996 through its acquisition by Tomkins PLC in 1998, and prior to that, was President and CEO of Bridge Products Inc.

SAMUEL P. FRIEDER. Director. Mr. Frieder has been a Director since 1998 and a Principal of Kohlberg & Company, a private equity firm, since 1995. Prior to that, he was an associate at Kohlberg & Company, which he joined in 1989.

ITEM 11 -- EXECUTIVE COMPENSATION

         Compensation of Directors. Directors who are officers or employees of Holley receive no additional compensation for serving on the Board of Directors. Our non-employee members of the Board of Directors receive reimbursement for expenses incurred in attending meetings of the directors and any committees of the Board.

         Compensation of Executive Officers. The following table shows, for the three most recent fiscal years, the compensation paid to or earned by our Chief Executive Officer and the four other most highly compensated executive officers who were serving at the end of fiscal year 2000.

                           SUMMARY COMPENSATION TABLE

NAME AND
PRINCIPAL POSITION                  YEAR(1)           SALARY           BONUS              OPTIONS (6)
- ------------------                  -------           ------           -----              -----------
Jeffrey G. King(2)                  2000             $226,437        $    -0-                    -0-
Chief Executive Officer             1999              219,500             -0-                    -0-
                                    1998              112,241         250,000              1,467,304

James R. Vance(2)                   2000             $161,338        $    -0-                    -0-
Chief Operating Officer             1999              126,250             -0-                    -0-
                                    1998               68,571         103,500              1,024,216

William H. Bass(2)(3)               2000               $125,671      $    -0-                     -0-
Vice President--Marketing           1999                105,424           -0-                 150,000

A. Bruce Reynolds(2)(4)             2000            $    54,281      $    -0-                 200,000
Chief Financial Officer

John H. Nickoloff(2)                2000            $   111,335      $    -0-                     -0-
Vice President-Remanufacturing      1999                110,906           -0-                     -0-
                                    1998                 64,316        74,025                 440,235

William H. Houghton(2)(5)           2000               $114,458      $    -0-                 100,000
Executive Vice President--
Sales and Marketing

- ---------------

(1)  Holley's current corporate ownership structure did not exist in 1997.

(2) Certain of the executives participate in Holley's 401(k) plan. Under the plan, Holley matches contributions 100% up to a maximum of 6% of the participant's total salary and bonus for that year. In 2000, Holley paid the following amounts in 401(k) matches: Jeffrey G. King--$10,200; James R. Vance--$9,550; William H. Bass--$-0-; A. Bruce Reynolds--$2,600; John H. Nickoloff--$6,941; William H. Houghton--$5,110. Each of the executives also participates in Holley's group health and dental insurance plan.

(3)  Mr. Bass joined Holley in 1999.

(4)  Mr. Reynolds joined Holley in August 2000.

(5)  Mr. Houghton's employment with Holley ceased in March 2001.

(6)  Options to buy stock of Holdings, the direct parent of Holley.


                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                       Potential Realizable Value
                          Number of       Percent of                                                   at Assumed Annual Rates
                          Securities      Total Options                                                of Stock Price
Executive                 Underlying      Granted to Employees      Exercise of       Expiration       Appreciation for Stock
Officer                   Options         In 2000                   Base Price        Date             Option Term
- ----------                -------         -------                   ----------        ----------       ----------------------------
                                                                                                             5%         10%
                                                                                                           -----      -------
A. Bruce Reynolds         200,000             35%                        $2.25        August 2010       $284,000      $718,000
William H. Houghton(1)    300,000             52%                        $2.25        May 2010          $426,000    $1,077,000

         ---------------------------------------------------------------------------------------------------------------------------

(1) Mr. Houghton forfeited 200,000 of his 300,000 options in connection with termination of his employment with Holley. As a result, his potential realizable values based on 100,000 options are $142,000 (5%) and $359,000 (10%).

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the ownership of Holley's common stock as of March 31, 2001 by our directors, executive officers, persons known by us to own more than 5.0% of our voting common stock and all our directors and executive officers as a group.

                                            Aggregate Number of Shares
                                            Beneficially Owned
Name and Address of                         -----------------------------
Beneficial Owner                            Number             Percentage
- -------------------                         ------             ----------
KHPP Holdings, Inc. (1)                     1,000                  100%

Directors and executive officers
as a group (10 persons) (2)


1. KHPP Holdings, Inc.'s business address is: c/o Kohlberg & Company, L.L.C., 111 Radio Circle, Mt. Kisco, New York, 10549. The voting common stock of KHPP Holdings, Inc. is owned beneficially and of record as follows: KHPP Acquisition Company, L.P.--97.14%; Jeffrey G. King--0.40%; Robert L. Wineland--0.21%; James
R. Vance--0.34%; John Nickoloff--0.19%; and other unaffiliated investors--1.71%. James A. Kohlberg indirectly owns 100% of KHPP Acquisition Company, L.P. Mr. King and Mr. Nickoloff also hold the same officer positions with KHPP Holdings, Inc. as they hold with Holley. The business address of each such persons is: c/o Holley Performance Products Inc., 1801 Russellville Rd., Bowling Green, Kentucky 42101.

2. The directors and officers of Holley do not own (beneficially or of record) common stock of Holley, but own common stock of KHPP Holdings, Inc. as indicated in footnote (1) above, which owns all of the common stock of Holley. See footnote (1) above.

ITEM 13 -- CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

         Pursuant to a fee arrangement, Holley pays Kohlberg & Company, L.L.C. an annual management fee (plus expenses) of $942,000 plus ancillary expenses for certain management and advisory services, which is subject to increase if Kohlberg & Company, L.L.C. invests additional capital in Holley. The management fee agreement terminates on the earlier of Kohlberg terminating the agreement by written notice to Holley, April 1, 2009 or the end of the fiscal year in which Kohlberg beneficially owns less than 25% of Holley's outstanding common stock. In 2000, we paid Kohlberg an aggregate of $942,000 under this management fee agreement. We believe these terms are as favorable to Holley as those that could have been obtained from independent third parties and arms-length negotiations.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statements And Schedules. See Index to Financial Statements and Financial Statements which begin on page F-1 hereof. See also the Selected Consolidated Financial Data, which appears in "Item 6 -- Selected Financial Data" herein.

(b)      Reports on Form 8-K. None.

(c) Exhibits. The exhibits listed on the Exhibit Index following the signature page hereof are filed herewith in response to this Item.

(d) Financial Statement Schedules. See Financial Statement Schedule (and related audit report) attached to the audited consolidated financial statements.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       HOLLEY PERFORMANCE PRODUCTS INC.



                                       /s/ A. Bruce Reynolds
                                       Chief Financial Officer

Date: March 30, 2001

         Each person whose signature appears below hereby constitutes and appoints A. Bruce Reynolds and Jeffrey G. King, or either of them, the true and lawful attorney-in-fact and agents of the undersigned, with full power of substitution and resubstitution, for and in the name, place and stead of the undersigned, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report, and to file the same, with all exhibits thereto, and other documents in connection herewith, with the Commission, and hereby grants to such attorney-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or its substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities set forth below as of March 30, 2001.

SIGNATURE                                                              TITLE
- ---------                                                              -----
/s/  Jeffrey G. King                                          Chief Executive Officer, President and
- ------------------------------                                Director
                                                              (principal executive officer)



/s/ A. Bruce Reynolds                                         Vice President, Chief Financial Officer
- -----------------------------                                 and Secretary
                                                              (principal financial officer and principal
                                                              accounting officer)



/s/ Christopher Lacovara                                      Vice President, Treasurer, Assistant
- ------------------------------                                Secretary and Director



/s/ Evan D. Wildstein                                         Assistant Secretary and Director
- -------------------------------



/s/ James A. Kohlberg                                         Director
- -------------------------------



/s/ Marion H. Antonini                                        Director
- -------------------------------



/s/ William F. Andrews                                        Director
- --------------------------------



/s/ James D. Wiggins                                          Director
- --------------------------------



/s/ Samuel P. Frieder                                         Director
- --------------------------------

The following is an index of the exhibits included in this Report or incorporated herein by reference.

EXHIBIT NUMBER                      DESCRIPTION
- --------------                      -----------
3.1a                                Certificate of  Incorporation of Holley  Performance  Products Inc., as amended
                                    (filed as Exhibit 3.1a to the  Registration  Statement on Form S-4,  Commission
                                    File No. 333-89061, and incorporated herein by reference).

3.1b                                Bylaws of Holley  Performance  Products  Inc.  (filed  as  Exhibit  3.1b to the
                                    Registration   Statement  on  Form  S-4,  Commission  File  No.  333-89061  and
                                    incorporated herein by reference).

3.2a                                Certificate of  Incorporation  of Holley  Performance  Systems,  Inc. (filed as
                                    Exhibit 3.2a to the  Registration  Statement on Form S-4,  Commission  File No.
                                    333-89061, and incorporated herein by reference).

3.2b                                Bylaws of Holley  Performance  Systems,  Inc.  (filed  as  Exhibit  3.2b to the
                                    Registration  Statement  on  Form  S-4,  Commission  File  No.  333-89061,  and
                                    incorporated herein by reference).

3.3a                                Articles of Incorporation  of Weiand  Automotive  Industries,  Inc., as amended
                                    (filed as Exhibit 3.3a to the  Registration  Statement on Form S-4,  Commission
                                    File No. 333-89061, and incorporated herein by reference).

3.3b                                Bylaws of Weiand  Automotive  Industries,  Inc.  (filed as Exhibit  3.3b to the
                                    Registration  Statement  on  Form  S-4,  Commission  File  No.  333-89061,  and
                                    incorporated herein by reference).

3.4a                                Articles of  Incorporation  of Lunati Cams,  Inc., as amended (filed as Exhibit
                                    3.4a to the Registration  Statement on Form S-4, Commission File No. 333-89061,
                                    and incorporated herein by reference).

3.4b                                Bylaws  of  Lunati  Cams,  Inc.  (filed  as  Exhibit  3.4b to the  Registration
                                    Statement  on  Form  S-4,   Commission  File  No.  333-89061  to  the  S-4  and
                                    incorporated herein by reference).

3.5a                                Articles of  Incorporation  of LMT Motor Sports  Corporation  (filed as Exhibit
                                    3.5a to the Registration  Statement on Form S-4, Commission File No. 333-89061,
                                    and incorporated herein by reference).

3.5b                                Bylaws  of  LMT  Motor  Sports  Corporation  (filed  as  Exhibit  3.5b  to  the
                                    Registration  Statement  on  Form  S-4,  Commission  File  No.  333-89061,  and
                                    incorporated herein by reference).

3.6a                                Articles of  Incorporation of Lunati & Taylor Pistons (filed as Exhibit 3.6a to the  Registration  Statement on Form S-4,  Commission File No.  333-89061,  and
                                    incorporated herein by reference).

3.6b                                Bylaws of Lunati & Taylor  Pistons  (filed as Exhibit 3.6b to the  Registration
                                    Statement on Form S-4,  Commission File No. 333-89061,  and incorporated herein by reference).

3.7a                                Articles of Incorporation of Hooker Industries,  Inc. (filed as Exhibit 3.7a to the Registration Statement on Form S-4, Commission File No. 333-89061).

3.7b                                Bylaws of Hooker  Industries,  Inc.,  as amended  (filed as Exhibit 3.7b to the
                                    Registration Statement on S-4, Commission File No. 333-89601).

3.8a                                Articles of Incorporation of Biggs  Manufacturing,  Inc. (filed as Exhibit 3.8a to the  Registration Statement on S-4, Commission File No. 333-89601).

3.8b                                Bylaws of Biggs Manufacturing,  Inc. (filed as Exhibit 3.8b to the Registration
                                    Statement on S-4, Commission File No. 333-89601).

3.9a                                Articles of  Incorporation  of Nitrous Oxide  Systems,  Inc.  (filed as Exhibit
                                    3.9a to the Registration Statement on S-4, Commission File No. 333-89601).

3.9b                                Bylaws  of  Nitrous  Oxide  Systems,   Inc.  (filed  as  Exhibit  3.9b  to  the
                                    Registration Statement on S-4, Commission File No. 333-89601).

3.10a                               Articles of  Incorporation  of Earl's Supply  Company,  Inc.  (filed as Exhibit
                                    3.10a to Registration Statement on S-4, Commission File No. 333-89601).

3.10b                               Bylaws  of  Earl's  Supply  Company,  Inc.  (filed  as  Exhibit  3.10b  to  the
                                    Registration Statement on S-4, Commission File No. 333-89601).

4.1                                 Indenture  for the 12-1/4%  Senior Notes due 2007,  dated as of  September  20,
                                    1999,  between  Holley  Performance  Products  Inc.,  the  Guarantors and State
                                    Street  Bank and  Trust  Company,  as  Trustee  (filed  as  Exhibit  4.1 to the
                                    Registration Statement on S-4, Commission File No. 333-89601).

4.2                                 Form of  Global  note for  12-1/4%  Senior  Note due  2007,  Series B (filed as
                                    Exhibit  4.3  to  the  Registration  Statement  on  S-4,  Commission  File  No.
                                    333-89601).

10.1*                               Loan and Security  Agreement,  dated  December  29,  2000,  by and among Holley
                                    Performance Products Inc., Holley Performance Systems,  Inc., Weiand Automotive
                                    Industries,  Inc., Lunati Cams, Inc., Lunati & Taylor Pistons,  Inc., LMT Motor
                                    Sports Corporation,  Nitrous Oxide Systems,  Inc., Earl's Supply Company, Biggs
                                    Manufacturing,  Inc.  and Hooker  Industries,  Inc.,  as  Borrowers,  and Fleet
                                    Capital Corporation, as Agent and Lender.

18*                                 Letter on Change in Accounting Principles.


24*                                 Power of attorney (included on signature page hereto).

*  Filed herewith

                          INDEX TO FINANCIAL STATEMENTS

Report of Independent Public Accountants                                                F-2

Consolidated Balance Sheets as of December 31, 1999 and 2000                            F-3

Consolidated Statements of Operations for the periods from January 1, 1998 to May 15, 1998 and May 16, 1998 to December 31, 1998 and the years
ended December 31, 1999 and December 31, 2000                                           F-4

Consolidated Statements of Stockholder's Equity for the periods from January 1,
1998 to May 15, 1998 and May 16, 1998 to December 31, 1998
and the years ended December 31, 1999 and December 31, 2000                             F-5

Consolidated Statements of Cash Flows for the periods from January 1, 1998 to
May 15, 1998 and May 16, 1998 to December 31, 1998 and the years
ended December 31, 1999 and December 31, 2000                                           F-6

Notes to Consolidated Financial Statements                                              F-8

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To Holley Performance Products Inc.:


We have audited the accompanying consolidated balance sheets of HOLLEY PERFORMANCE PRODUCTS INC. (a Delaware corporation) AND SUBSIDIARIES (the "Company") as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholder's equity and cash flows for the period from inception, May 16, 1998, to December 31, 1998, and the years ended December 31, 1999 and 2000. We have also audited the accompanying statements of operations, stockholder's equity and cash flows of the Predecessor (business identified in Note 1) for the period from January 1, 1998 to May 15, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Holley Performance Products Inc. and subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for the period from inception, May 16, 1998, to December 31, 1998, and for the years ended December 31, 1999 and 2000, and the results of operations and cash flows of the Predecessor for the period from January 1, 1998 to May 15, 1998, in conformity with accounting principles generally accepted in the United States.

As explained in Note 2 to the consolidated financial statements, the Company has given retroactive effect to a change in accounting for certain inventories from the last-in, first-out method to the first-in, first-out method.



                                              Arthur Andersen LLP

Nashville, Tennessee
March 9, 2001

                HOLLEY PERFORMANCE PRODUCTS INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1999 AND 2000

                             (Dollars in Thousands)

                                                                               December 31,      DECEMBER 31,
                                    ASSETS                                        1999               2000
                                                                               ------------      ------------
                                                                                 (Note 2)
CURRENT ASSETS:
    Cash and cash equivalents                                                  $   1,359         $   6,967
    Accounts receivable, net of reserves for doubtful accounts of                 28,320            27,573
       $1,293 and $964, respectively
    Inventories                                                                   31,923            34,759
    Deferred income taxes                                                          4,531             3,514
    Income taxes receivable                                                        4,112             1,305
    Other current assets                                                           2,583             1,020
                                                                               ---------         ---------
          Total current assets                                                    72,828            75,138

PROPERTY, PLANT AND EQUIPMENT, NET                                                35,712            32,791
INTANGIBLE ASSETS, NET                                                           154,323           156,700
                                                                               ---------         ---------
          Total assets                                                         $ 262,863         $ 264,629
                                                                               =========         =========

                     LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt                                          $     257         $   3,714
    Accounts payable                                                               9,633            11,833
    Accrued liabilities                                                           19,880            19,257
                                                                               ---------         ---------
          Total current liabilities                                               29,770            34,804
                                                                               ---------         ---------

LONG-TERM DEBT, NET OF CURRENT PORTION                                           164,448           180,668
                                                                               ---------         ---------
DEFERRED INCOME TAXES                                                             19,403            16,841
                                                                               ---------         ---------
OTHER NONCURRENT LIABILITIES                                                         804               537
                                                                               ---------         ---------

COMMITMENTS AND CONTINGENCIES                                                         --                --

STOCKHOLDER'S EQUITY:
    Common stock, $1.00 par value; 1,000 shares authorized, issued
       and outstanding                                                                 1                 1
    Paid-in capital                                                               52,499            52,499
    Retained deficit                                                              (4,062)          (20,721)
                                                                               ---------         ---------
          Total stockholder's equity                                              48,438            31,779
                                                                               ---------         ---------
          Total liabilities and stockholder's equity                           $ 262,863         $ 264,629
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

                HOLLEY PERFORMANCE PRODUCTS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

            THE CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY AND THE PREDECESSOR ARE NOT COMPARABLE IN CERTAIN RESPECTS.

                             (Dollars in Thousands)

                                                        THE
                                                   PREDECESSOR                      THE COMPANY
                                                   -----------     ----------------------------------------------
                                                    January 1,      May 16, 1998
                                                     1998 to             to            Year Ended December 31,
                                                      May 15,       December 31,      ---------------------------
                                                       1998             1998             1999              2000
                                                    ----------      ------------      ---------         ---------
                                                                                       (Note 2)
NET SALES                                           $  36,632        $  64,731        $ 130,091         $ 163,503

COST OF SALES                                          25,728           44,269           87,727           114,220
                                                    ---------        ---------        ---------         ---------
          Gross profit                                 10,904           20,462           42,364            49,283
                                                    ---------        ---------        ---------         ---------

SELLING EXPENSES                                        4,018            6,895           16,386            24,631

GENERAL AND ADMINISTRATIVE EXPENSES                     2,756            4,495           10,810            18,239

MANAGEMENT FEES TO RELATED PARTY                          842              405              893               942

PLANT RELOCATION COSTS                                     --              452            1,089               654

AMORTIZATION EXPENSE                                       45            1,626            4,536             5,542
                                                    ---------        ---------        ---------         ---------
          Operating income (loss)                       3,243            6,589            8,650              (725)
                                                    ---------        ---------        ---------         ---------

INTEREST EXPENSE                                           --            4,705           11,848            23,109

OTHER EXPENSE                                           1,395              231               --               122
                                                    ---------        ---------        ---------         ---------

INCOME (LOSS) BEFORE TAXES AND EXTRAORDINARY
    ITEM                                                1,848            1,653           (3,198)          (23,956)

INCOME TAX PROVISION (BENEFIT)                            797            1,034             (171)           (7,808)
                                                    ---------        ---------        ---------         ---------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                 1,051              619           (3,027)          (16,148)


EXTRAORDINARY ITEM, NET                                    --               --            1,654               511
                                                    ---------        ---------        ---------         ---------

NET INCOME (LOSS)                                   $   1,051        $     619        $  (4,681)        $ (16,659)
                                                    =========        =========        =========         =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                HOLLEY PERFORMANCE PRODUCTS INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

            THE CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY AND
             THE PREDECESSOR ARE NOT COMPARABLE IN CERTAIN RESPECTS.

                             (Dollars in Thousands)


                                                                                     RETAINED
                                                     COMMON           PAID-IN        EARNINGS
                                                      STOCK           CAPITAL        (DEFICIT)           TOTAL
                                                    ---------        ---------       ---------         ---------

                                                                          THE PREDECESSOR
                                                    -------------------------------------------------------------

BALANCE, DECEMBER 31, 1997                          $       1        $      --        $  11,508         $  11,509

    Net income                                             --               --            1,051             1,051
                                                    ---------        ---------        ---------         ---------
BALANCE, MAY 15, 1998                               $       1        $      --        $  12,559         $  12,560
                                                    =========        =========        =========         =========

                                                                            THE COMPANY
                                                    --------------------------------------------------------------
    Acquisition - elimination of Predecessor
      equity (Note 1)                               $      (1)              --        $ (12,559)        $ (12,560)

    Issuance of common stock                                1           42,419               --            42,420
    Net income                                             --               --              619               619
                                                    ---------        ---------        ---------         ---------
BALANCE, DECEMBER 31, 1998                                  1           42,419              619            43,039

    Equity contributions                                   --           10,080               --            10,080
    Net loss (Note 2)                                      --               --           (4,681)           (4,681)
                                                    ---------        ---------        ---------         ---------
BALANCE, DECEMBER 31, 1999 (Note 2)                         1           52,499           (4,062)           48,438

    Net loss                                               --               --          (16,659)          (16,659)
                                                    ---------        ---------        ---------         ---------
BALANCE, DECEMBER 31, 2000                          $       1        $  52,499        $ (20,721)        $  31,779
                                                    =========        =========        =========         =========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                HOLLEY PERFORMANCE PRODUCTS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

            THE CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY AND
             THE PREDECESSOR ARE NOT COMPARABLE IN CERTAIN RESPECTS.

                             (Dollars in Thousands)

                                                                    THE
                                                                PREDECESSOR                       THE COMPANY
                                                               ------------     ---------------------------------------------
                                                                January 1,       May 16, 1998
                                                                  1998 to             to           Year Ended December 31,
                                                                  May 15,        December 31,     ---------------------------
                                                                   1998              1998            1999              2000
                                                              -------------     -------------     ----------        ---------
                                                                                                   (Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                         $   1,051         $     619         $  (4,681)        $ (16,659)
    Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating activities:

          Depreciation and amortization                             576             3,547            10,128            12,993
          Amortization of debt discount                              --                --               197               685
          Gain on disposal of fixed assets                           --                --               (37)               --
          Deferred income taxes                                    (919)             (959)              547            (6,515)
          Write-off of existing finance costs, net                   --                --             1,654               511
          Changes in assets and liabilities, net of
              acquisitions:
                 Accounts receivable                             (3,686)            1,401            (6,482)              582
                 Inventories                                      1,198            (3,464)           (3,518)           (3,634)
                 Other current assets                               501              (770)           (1,407)            1,563
                 Income taxes receivable                             --                --            (4,112)            2,807
                 Bank overdraft                                    (131)               --                --                --
                 Accounts payable                                 2,719               265              (762)            2,200
                 Accrued liabilities                              1,704               936               853            (1,970)
                                                              ---------         ---------         ---------         ---------
                    Net cash provided by (used in)
                        operating activities                      3,013             1,575            (7,620)           (7,437)
                                                              ---------         ---------         ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                         (1,188)           (2,819)           (4,642)           (4,290)
    Proceeds on disposal of fixed assets                             --             1,053                10                --
    Cash paid for acquisitions                                       --          (130,380)          (60,685)             (670)
                                                              ---------         ---------         ---------         ---------
                    Net cash used in investing activities        (1,188)         (132,146)          (65,317)           (4,960)
                                                              ---------         ---------         ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of long-term obligations                  --            94,376           182,727            55,987
    Principal payments on long-term obligations                      --            (2,362)         (113,713)          (37,232)
    Changes in payable to parent                                 (1,825)               --                --                --
    Financing costs                                                  --            (1,850)           (6,811)             (750)
    Proceeds from issuance of common stock                           --            42,420                --                --
    Equity contributions                                             --                --            10,080                --
                                                              ---------         ---------         ---------         ---------
                    Net cash provided by (used in)
                        financing activities                  $  (1,825)        $ 132,584         $  72,283         $  18,005
                                                              ---------         ---------         ---------         ---------


                                   (Continued)

                HOLLEY PERFORMANCE PRODUCTS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

            THE CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY AND
             THE PREDECESSOR ARE NOT COMPARABLE IN CERTAIN RESPECTS.

                             (Dollars in Thousands)

                                   (Continued)

                                                               THE
                                                           PREDECESSOR                         THE COMPANY
                                                           -------------    ----------------------------------------------
                                                            January 1,      May 16, 1998
                                                              1998 to            to              Year Ended December 31,
                                                              May 15,       December 31,       ---------------------------
                                                                1998            1998              1999              2000
                                                           ------------     -------------      ---------         ---------
NET CHANGE IN CASH                                            $      --      $   2,013         $    (654)        $   5,608

BALANCE AT BEGINNING OF PERIOD                                       --             --             2,013             1,359
                                                              ---------      ---------         ---------         ---------
BALANCE AT END OF PERIOD                                      $      --      $   2,013         $   1,359         $   6,967
                                                              =========      =========         =========         =========
SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid for interest                                    $      --      $   3,818         $   6,581         $  21,095
                                                              =========      =========         =========         =========
    Cash paid (received) for income taxes                     $      --      $   2,350         $   2,921         $  (4,354)
                                                              =========      =========         =========         =========
NONCASH TRANSACTIONS:
    Transfer of assets to parent                              $  (1,594)     $      --         $      --         $      --
                                                              =========      =========         =========         =========
    Issuance of debt for distribution facility under
       capital lease                                          $      --      $      --         $   2,395         $     237
                                                              =========      =========         =========         =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                HOLLEY PERFORMANCE PRODUCTS INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (Dollars in Thousands, except per share amounts)


1.       ORGANIZATION AND BASIS OF PRESENTATION

Holley Performance Products Inc. ("Holley") is incorporated under the laws of Delaware and headquartered in Bowling Green, Kentucky. Holley and its wholly-owned subsidiaries (referred to collectively as the "Company") is a leading manufacturer of a diversified line of performance automotive products, including carburetors, fuel pumps, fuel injection systems, ignition systems and remanufactured carburetors. The products are designed to enhance street, off-road, recreational and competitive vehicle performance through increased horsepower, torque and driveability. In addition to its automotive performance line, the Company manufactures performance marine, mobile and stationary industrial engine components and markets a new line of performance in-tank fuel pumps as well as a recently introduced specialty chemical line.

The Company incurred net losses in 1999 and 2000. Management is continually evaluating the performance of the Company's business both in the aggregate and at the separate divisional levels. In 2001, management has implemented actions designed to increase net sales and gross profit while controlling operating expenses. The Company is dependent on its revolving credit facility to fund its working capital needs. The Company's ability to operate within the cash available under its revolving credit facility and to comply with the restrictive financial covenants required under that facility are dependent on improved net income and reductions in the level of working capital necessary to operate the business.

Management believes that the Company will be in compliance with the revolving credit facility's quarterly financial ratio covenants during 2001 and that the revolving credit facility will be adequate to allow the Company to fund its working capital needs during 2001. However, should the revolving credit facility become unavailable or the Company fail to meet its projected results, the Company may be forced to seek additional sources of financing in order to fund its working capital needs.

Effective May 15, 1998, all outstanding shares of Holley common stock were purchased by KHPP Acquisition Corporation ("KHPP"), a wholly-owned subsidiary of KHPP Holdings Corporation ("Holdings"), for $100,000 (the "Acquisition"). At the time of the Acquisition, KHPP was merged into Holley. The consolidated balance sheets as of December 31, 1999 and 2000, and the consolidated statements of operations, stockholder's equity and cash flows for the period from May 16, 1998 to December 31, 1998, and for the years ended December 31, 1999 and 2000, reflect the accounts of Holley subsequent to the change in ownership which resulted from the Acquisition. The Acquisition was accounted for using the purchase method of accounting. The allocation of purchase price was allocated based upon the fair value of the net assets acquired (Note 3).

Prior to January 1, 1996, Holley was a division of Coltec Industries, Inc. ("Coltec"). Effective January 1, 1996, Holley was incorporated, and from January 1, 1996 to May 15, 1998, Holley was a wholly-owned subsidiary of Coltec. The statements of operations, stockholder's equity and cash flows for the period from January 1, 1998 to May 15, 1998, are the financial statements of Holley when it was a wholly-owned subsidiary of Coltec (referred to herein as the "Predecessor"). The Acquisition and the related application of purchase accounting (Note 3) resulted in changes to the capital structure of the Predecessor and the historical basis of various assets and liabilities. The effect of such changes significantly impairs the comparability of the results of operations of Holley and the Predecessor.

In August of 1998, Holley purchased the outstanding common stock of Weiand Automotive Industries, Inc. ("Weiand") and, in October of 1998, Holley purchased a group of companies under common ownership: Lunati Cams, Inc., Lunati & Taylor Pistons, Inc., and LMT Motor Sports Corporation (referred to collectively as "Lunati"). Weiand is a manufacturer and distributor of induction systems, and Lunati is a manufacturer of camshafts, crankshafts, pistons and automotive specialty parts. Both Weiand and Lunati sell their products to automotive parts retailers throughout the United States.

In July of 1999, Holley purchased the outstanding common stock of Hooker Industries, Inc. ("Hooker"), a manufacturer of performance exhaust systems, headers, mufflers and Harley-Davidson exhaust pipes. In October of 1999, Holley purchased the outstanding common stock of Biggs Manufacturing, Inc. (also known as "FlowTech"), Nitrous Oxide Systems, Inc. ("NOS"), and Earl's Supply Company, Inc. (also known as Earl's Performance Products, "Earl's"). FlowTech is a manufacturer of performance exhaust systems, headers, mufflers and exhaust accessories. NOS is a manufacturer of nitrous oxide injection systems for the performance aftermarket. Earl's is a provider of underhood performance fittings, brake lines and hoses.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Holley and its wholly-owned subsidiaries - Weiand, Lunati, Hooker, FlowTech, NOS and Earl's. All significant intercompany transactions and balances between Holley and its subsidiaries have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of highly liquid investments, purchased with an original maturity of three months or less.

REVENUES AND ACCOUNTS RECEIVABLE

The Company's customers are located throughout the United States and operate primarily in the automotive parts and specialty automotive equipment parts industries. The Company generally grants credit to customers on an unsecured basis. Revenues from sales are recognized at the time products are shipped to the customer. Estimated sales returns and allowances are recorded as a charge against revenue in the period in which the related sales are recognized. Accounts receivable represent receivables from customers in the ordinary course of business. The Company is subject to losses from uncollectible receivables in excess of its reserves. The Company's management believes that all appropriate reserves have been provided.

INVENTORIES

Cost elements included in inventory are material, labor and factory overhead. Inventories are stated at the lower of cost or market.

During the fourth quarter of 2000, the Company changed its method of determining the cost of inventories for two of its facilities from the last-in, first-out ("LIFO") method to the first-in, first-out ("FIFO") method. This change was made to arrive at a consistent costing methodology throughout all of the Company's facilities. Additionally, management believes the conversion will be useful to financial statement users because the FIFO method is used by substantially all of the Company's competitors. This change in accounting had no material impact on quarterly results and as a result, quarterly information is not restated.

The effect of the change in accounting principle was to reduce the net loss reported for 1999 and 2000 by $248 and $372, respectively. The change in accounting principle has been applied to the prior year by retroactively restating the financial information. The change in accounting principle had no effect on the period from May 16, 1998 to December 31, 1998, as all inventories were revalued to fair value at May 16, 1998 in connection with the Acquisition and, as a result, approximated the FIFO method of determining inventory value as of December 31, 1998.

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

               Buildings and improvements          10-45
               Machinery and equipment               3-5
               Furniture and fixtures               3-10
               Computer equipment                    3-5

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

INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards ("SFAS") No. 109. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on the deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

STOCK-BASED COMPENSATION

SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for employee stock-based compensation using the intrinsic value method as prescribed in Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. As of December 31, 2000, no options to purchase common stock of the Company have been granted.

PLANT RELOCATION COSTS

Plant relocation costs include expenses related to the closure of acquired manufacturing facilities and the related movement of inventory and fixed assets to the Company's manufacturing facilities in Bowling Green, Kentucky or Aberdeen, Mississippi.

ADVERTISING

Advertising production costs are expensed the first time the advertising takes place. Total advertising expenses were $436, $958, $2,319 and $3,103 for the periods from January 1, 1998 to May 15, 1998 and May 16, 1998 to December 31, 1998 and the years ended December 31, 1999 and 2000, respectively, and are classified as a component of selling expenses in the accompanying consolidated statements of operations.

SHIPPING AND HANDLING COSTS

Amounts billed to customers for shipping and handling costs are classified as a component of net sales whereas amounts incurred by the Company for shipping and handling costs are classified as cost of sales in the accompanying consolidated statement of operations.

RESEARCH AND DEVELOPMENT COSTS

Research, development, pre-production and start-up costs related to both present and future products are expensed as incurred. Such costs amounted to $884, $1,387, $2,380 and $2,170 for the periods from January 1, 1998 to May 15, 1998 and from May 16, 1998 to December 31, 1998, and the years ended December 31, 1999 and 2000, respectively, and are classified as a component of general and administrative expenses in the accompanying consolidated statements of operations.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company estimates the fair value of financial instruments using quoted or estimated market prices based upon the current interest rate environment and the remaining term to maturity. At December 31, 1999, there were no material differences between the book values of the Company's financial instruments and their related fair values. At December 31, 2000, there were no material differences between the book values of the Company's financial instruments and their related fair values except for the fair value of the Company's Senior notes, which have a carrying value of $145,376 was approximately $75,000.

COMPREHENSIVE INCOME

SFAS No. 130, "Reporting Comprehensive Income," established standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income (loss) encompasses all changes in stockholder's equity (except those arising from transactions with owners) and includes net income, net unrealized capital gains or losses on available for sale securities and foreign currency translation adjustments. Comprehensive income (loss) for the periods from January 1, 1998 to May 15, 1998 and May 16, 1998 to December 31, 1998 and the years ended December 31, 1999 and 2000 was the same as net income (loss) for the Company.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective, as amended, for fiscal years beginning after June 15, 2000. SFAS No. 133 requires that all derivative financial instruments, such as interest rate swap agreements, be recognized in the consolidated financial statements and measured at fair value regardless of their intended use. Changes in the fair value of the derivative financial instruments would then be recognized periodically in operations or stockholder's equity (as a component of other comprehensive income) depending on whether the derivative is being used to hedge changes in fair value or cash flows. The Company adopted the provisions of SFAS No. 133 effective January 1, 2001. Such adoption did not have a material effect on the Company's results of operations or financial position.

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

The allocation of the purchase price to the underlying net assets acquired was based on estimates of the fair value of the net assets as follows:

     Purchase price                                          $ 100,000
     Financing and other transaction costs                       5,511
                                                             ---------
            Total purchase price                               105,511
                                                             ---------

     Less: value assigned to assets and liabilities

        Current assets                                          26,266
        Property, plant and equipment                           17,686
        Financing costs                                          1,700
        Trade name                                              23,180
        Deferred tax liability, net                            (10,179)
        Current liabilities                                    (16,867)
        Non-current liabilities                                   (814)
                                                             ---------
                                                                40,972
                                                             ---------
     Goodwill                                                $  64,539
                                                             =========

As of the acquisition date, the Predecessor had net working capital of $9,179 and property, plant and equipment of $5,773. The trade name, finance costs and deferred tax liability shown above resulted from the allocation of the purchase price and the resulting deferred tax effect.

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

         Purchase price                                           $ 5,607
         Financing and other transaction costs                        115
                                                                  -------
              Total purchase price                                  5,722
                                                                  -------

         Less: value assigned to assets and liabilities:
           Current assets                                           1,958
           Property, plant and equipment                            3,957
           Covenants not to compete                                   500
           Deferred tax liability, net                             (1,078)
           Long-term debt                                          (1,074)
           Current liabilities                                       (873)
                                                                  -------
                                                                    3,390
                                                                  -------
         Goodwill                                                 $ 2,332
                                                                  =======

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

         Purchase price                                           $ 20,000
         Financing and other transaction costs                         997
                                                                  --------
              Total purchase price                                  20,997
                                                                  --------

         Less: value assigned to assets and liabilities:
           Current assets                                            5,683
           Property, plant and equipment                             5,076
           Financing costs                                             150
           Other assets                                                 65
           Trade name                                                5,290
           Covenants not to compete                                  4,000
           Deferred tax liabilities, net                            (4,650)
           Current liabilities                                        (386)
           Non-current liabilities                                    (441)
                                                                  --------
                                                                    14,787
                                                                  --------
         Goodwill                                                 $  6,210
                                                                  ========

HOOKER

Effective July 29, 1999, Holley acquired 100% of the outstanding stock of Hooker. The transaction has been accounted for as a purchase. The accompanying consolidated financial statements include the results of operations of Hooker subsequent to July 29, 1999. The purchase price was $22,082, excluding certain costs related to financing and consummating the transaction. The principal stockholders of Hooker also entered into agreements not to compete with the Company. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as follows:

         Purchase price                                           $ 22,082
         Financing and other transaction costs                       1,406
                                                                  --------
              Total purchase price                                  23,488
                                                                  --------

         Less: value assigned to assets and liabilities:
           Current assets                                            4,685
           Property, plant and equipment                             1,993
           Financing costs                                             800
           Trade name                                                3,830
           Covenants not to compete                                    700
           Deferred tax liabilities, net                            (2,091)
           Current liabilities                                      (1,956)
                                                                  --------
                                                                     7,961
                                                                  --------
         Goodwill                                                 $ 15,527
                                                                  ========


FLOWTECH

Effective October 1, 1999, Holley acquired 100% of the outstanding stock of FlowTech. The transaction has been accounted for as a purchase. The accompanying consolidated financial statements include the results of operations of FlowTech subsequent to October 1, 1999. The purchase price was $6,569, excluding certain costs related to financing and consummating the transaction. The principal stockholders of FlowTech also entered into covenants not to compete with the Company. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as follows:

         Purchase price                                           $ 6,569
         Financing and other transaction costs                        306
                                                                  -------
              Total purchase price                                  6,875
                                                                  -------

         Less: value assigned to assets and liabilities:
           Current assets                                           3,170
           Property, plant and equipment                            1,339
           Other assets                                                90
           Trade name                                               4,240
           Covenants not to compete                                   800
           Deferred tax liabilities, net                           (1,955)
           Current liabilities                                     (1,591)
                                                                  -------
                                                                    6,093
                                                                  -------
         Goodwill                                                 $   782
                                                                  =======

NOS

Effective October 26, 1999, Holley acquired 100% of the outstanding stock of NOS. The transaction has been accounted for as a purchase. The accompanying consolidated financial statements include the results of operations of NOS subsequent to October 26, 1999. The purchase price was $12,500, excluding certain costs related to financing and consummating the transaction. The principal stockholders of NOS also entered into covenants not to compete with the Company. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as follows:

         Purchase price                                           $ 12,500
         Financing and other transaction costs                         386
                                                                  --------
              Total purchase price                                  12,886
                                                                  --------

         Less: value assigned to assets and liabilities:
           Current assets                                            2,195
           Property, plant and equipment                               106
           Trade name                                                3,150
           Covenants not to compete                                  1,400
           Deferred tax liabilities, net                            (1,341)
           Current liabilities                                      (1,321)
           Non-current liabilities                                     (11)
                                                                  --------
                                                                     4,178
                                                                  --------
         Goodwill                                                 $  8,708
                                                                  ========

EARL'S

Effective October 28, 1999, Holley acquired 100% of the outstanding stock of Earl's. The transaction has been accounted for as a purchase. The accompanying consolidated financial statements include the results of operations of Earl's subsequent to October 28, 1999. The purchase price was $14,500, excluding certain costs related to financing and consummating the transaction. The principal stockholders of Earl's also entered into covenants not to compete with the Company. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as follows:

         Purchase price                                           $ 14,500
         Financing and other transaction costs                         519
                                                                  --------
              Total purchase price                                  15,019
                                                                  --------

         Less: value assigned to assets and liabilities:
           Current assets                                            4,432
           Property, plant and equipment                             1,542
           Trade name                                                3,700
           Covenants not to compete                                  1,450
           Deferred tax assets, net                                   (999)
           Current liabilities                                      (3,723)
                                                                  --------
                                                                     6,402
                                                                  --------
         Goodwill                                                 $  8,617
                                                                  ========

In 1999, the Company finalized its purchase price allocations for the Acquisition and the acquisitions of Weiand and Lunati. In 2000, the Company finalized its purchase price allocations for the acquisitions of Hooker, FlowTech, NOS and Earl's, with the primary changes resulting from the allocation of purchase price to reflect trade names on the acquired entities and the related deferred tax liabilities.

The following unaudited pro forma information combines the consolidated results of the Company as if the acquisitions of Holley, Weiand, Lunati, Hooker, FlowTech, NOS and Earl's had occurred on January 1, 1999. While the Company believes it will realize certain long-term synergies through the integration of certain operating functions, there can be no assurances that such synergies can be realized.

                                                             Year Ended
                                                            December 31,
                                                                1999
                                                            ------------
                                                            (unaudited)
         Net sales                                           $ 167,837
                                                             =========
         Net loss                                            $  (7,084)
                                                             =========

4.     INVENTORIES

Inventories as of December 31, 1999 and 2000 consisted of the following:

                                                            1999              2000
                                                           -------          -------

               Raw materials                               $16,861          $10,697
               Work-in-progress                              5,357            7,689
               Finished goods                                9,394           15,903
               Other                                           311              470
                                                           -------          -------
                                                           $31,923          $34,759
                                                           =======          =======

5.     PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31, 1999 and 2000 consisted of the following:

                                                             1999             2000
                                                           -------          -------

               Land                                        $   380          $   360
               Buildings and improvements                   11,209           11,537
               Machinery and equipment                      25,525           28,928
               Computer equipment                            3,501            3,849
               Furniture and fixtures                        1,348            1,835
               Construction in process                         763              800
                                                           -------          -------
                                                            42,726           47,309
                  Less: accumulated depreciation            (7,014)         (14,518)
                                                           -------          -------
                                                           $35,712          $32,791
                                                           =======          =======


Depreciation expense was $531, $1,921, $5,592 and $7,451 for the periods from January 1, 1998 to May 15, 1998 and May 16, 1998 to December 31, 1998 and the years ended December 31, 1999 and 2000, respectively.

6.        INTANGIBLE ASSETS

Intangible assets as of December 31, 1999 and 2000 consisted of the following:

                                                             1999             2000
                                                           --------         --------
         Costs in excess of net assets acquired            $117,980         $111,658
         Trade names                                         27,980           42,900
         Covenants not to compete                             8,150            8,150
         Financing costs                                      5,985            6,191
         Other                                                  563              563
                                                           --------         --------
                                                            160,658          169,462
           Less: accumulated amortization                    (6,335)         (12,762)
                                                           --------         --------
                                                           $154,323         $156,700
                                                           ========         ========

Amortization, including amortization of finance costs which is classified as interest expense in the accompanying consolidated statements of operations, was $45, $1,626, $4,836 and $6,427 for the periods from January 1, 1998 to May 15, 1998 and May 16, 1998 to December 31, 1998 and the years ended December 31, 1999 and 2000, respectively.


7.     ACCRUED LIABILITIES

Accrued liabilities as of December 31, 1999 and 2000 consisted of the following:

                                                             1999             2000
                                                           -------          -------
         Wages and benefits                                $ 5,196          $ 4,719
         Reserve for product returns                         4,294            3,423
         Allowance for outstanding rebate programs           1,504            1,856
         Interest                                            5,177            5,391
         Other                                               3,709            3,868
                                                           -------          -------
                                                           $19,880          $19,257
                                                           =======          =======

8.     LONG-TERM DEBT

Long-term debt as of December 31, 1999 and 2000 consisted of the following:


                                                                         1999              2000
                                                                       --------          --------
        Secured revolving line of credit facility due to a bank;
           interest due quarterly at a variable rate based on
           LIBOR or Prime at the Company's option, plus the
           applicable margin rate (10% at December 31, 2000);
           maturing December 28, 2005                                  $     --          $ 34,650
        Revolving line of credit, repaid in full during 2000             17,000                --
        Senior notes; interest payable semi-annually in March
           and September at 12.25%; maturing September 15,
           2007; net of debt discount of $5,284 and $4,624,
           respectively                                                 144,716           145,376
        Long-term lease obligation                                        2,330             1,754
        Other long-term obligations                                         659             2,602
                                                                       --------          --------
                                                                        164,705           184,382
        Less: current portion                                              (257)           (3,714)
                                                                       --------          --------
                                                                       $164,448          $180,668
                                                                       ========          ========

In December 2000, the Company entered into a credit arrangement with a bank (the "Credit Arrangement") which includes both a revolving credit facility (the "Revolving Credit Facility") and a term loan to be utilized for capital expenditures (the "Term Loan"). Maximum borrowings available under the Revolving Credit Facility are $36,000 subject to limitations based on eligible accounts receivable and inventory as defined in the Credit Arrangement (the "Borrowing Base"). Beginning in April 2001, the Company will be required to maintain minimum availability levels under the Revolving Credit Facility of up to $2,000 based on earnings levels as defined in the agreement. As of December 31, 2000, all amounts outstanding under the Revolving Credit Facility that are in excess of management's projected minimum Borrowing Base for 2001, have been classified as current in the accompanying consolidated balance sheets. The Revolving Credit Facility is secured by substantially all assets of the Company.

Under the terms of the Credit Arrangement upon achieving a minimum ratio of earnings before interest, taxes, depreciation and amortization to fixed charges (as defined in the Credit Arrangement), the Company will become eligible to borrow up to $5,000 under the Term Loan to be used to fund capital expenditures. Borrowings under the Term Loan will mature in 2005. As of December 31 2000, no amounts were outstanding or available under the Term Loan as the Company had not achieved the required minimum financial ratio.

Proceeds from the Revolving Credit Facility were used to repay balances outstanding under the previous revolving line of credit. Upon repayment of amounts outstanding under the previous revolving line of credit, the Company recognized an extraordinary charge to write-off the deferred financing costs of $825 in 2000. This charge has been included in the accompanying consolidated statement of operations, net of the associated tax benefit of $314, as an extraordinary item.

At December 31, 2000, the Company had borrowings of $34,650 outstanding under the Revolving Credit Facility and $1,350 of unused credit availability.

Beginning in 2001, the Revolving Credit Facility will require the Company to comply with a minimum interest coverage ratio. The Credit Arrangement also requires mandatory principal prepayments from any proceeds from the sale of the Company's assets or common stock.

On September 20, 1999, the Company issued $150,000 of 12 1/4% senior notes due 2007 at a discount of 3.7% (the "Senior Notes"). The debt discount will be amortized as a non-cash charge to interest expense using the effective interest method over the term of the debt. The Senior Notes are unsecured and subordinate to the Company's other indebtedness. The proceeds from the Senior Notes were used to repay existing indebtedness and to fund the acquisitions of FlowTech, NOS and Earl's in October 1999. Upon repayment of amounts outstanding under the existing indebtedness, the Company recognized an extraordinary charge to write-off the deferred financing costs of $2,668 in 1999. This charge has been included in the accompanying consolidated statement of operations, net of the associated tax benefit of $1,014, as an extraordinary item.

Future maturities of long-term debt for the years following December 31, 2000 are as follows:

                  2001                                     $   3,714
                  2002                                           331
                  2003                                           336
                  2004                                           360
                  2005                                        31,621
                  Thereafter                                 152,644
                                                           ---------
                     Total maturities                        189,006
                  Less debt discount                          (4,624)
                                                           ---------
                                                           $ 184,382
                                                           =========

9.        INCOME TAXES

The provision (benefit) for income taxes consisted of the following:

                                                      THE               -------------------------------------------
                                                  PREDECESSOR                            THE COMPANY
                                               ------------------       -------------------------------------------
                                                                        May 16, 1998
                                                January 1, 1998              to             Year Ended December 31,
                                                       to               December 31,      -------------------------
                                                  May 15, 1998             1998             1999             2000
                                               ------------------       -------------     ---------       ---------
      Current tax expense                           $    1,716            $   1,993       $     --        $  (1,293)
      Deferred tax benefit                                (919)                (959)          (171)          (6,515)
                                                    ----------            ---------       --------        ----------
         Income tax provision (benefit)             $      797            $   1,034       $   (171)       $  (7,808)
                                                    ==========            =========       ========        =========

The Company also realized deferred tax benefits of $1,014 in 1999 and $314 in 2000 associated with extraordinary items resulting from the writeoff of deferred financing costs.

A reconciliation of the U.S. federal statutory rate to the effective rate is as follows:

                                                      THE           ------------------------------------------
                                                  PREDECESSOR                        THE COMPANY
                                               ------------------   ------------------------------------------
                                                                     May 16, 1998
                                                January 1, 1998           to           Year Ended December 31,
                                                       to            December 31,      -----------------------
                                                  May 15, 1998          1998             1999           2000
                                               ------------------    -------------     ---------     ---------
      U.S. federal statutory rate                    34.0%               34.0%          (34.0%)        (34.0%)
      State taxes on income, net of
         federal benefit                              4.0%                4.0%           (4.0%)         (4.0%)
      Expenses not deductible                         3.1%                3.4%             --             --
      Other                                           2.0%                 --             0.4%           1.5%
      Non-deductible amortization                      --                21.2%           17.5%           3.7%
                                                     ----                ----            ----           ----
         Income tax provision (benefit)              43.1%               62.6%          (20.1%)        (32.8%)
                                                     ====                ====            ====           ====

Significant components of deferred tax assets and liabilities are as follows:

                                                                   1999               2000
                                                                --------           --------
         Reserves on assets                                     $  3,648           $  2,686
         LIFO reserve                                             (2,697)            (2,523)
         Liabilities not yet deductible                            3,580              3,351
                                                                --------           --------
           Total current deferred income taxes, net                4,531              3,514
                                                                --------           --------

         Other                                                       418                204
         Trade name                                              (10,216)           (15,194)
         Covenants not to compete                                 (2,635)            (1,517)
         Property, plant and equipment                            (6,970)            (5,644)
         Net operating loss carryforwards                             --              5,310
                                                                --------           --------
           Total noncurrent deferred income taxes, net           (19,403)           (16,841)
                                                                --------           --------
           Total net deferred liability                         $(14,872)          $(13,327)
                                                                ========           ========

At December 31, 2000, the Company had net operating loss carryforwards of $13,974 that expire beginning in 2019.

SFAS No. 109 requires the Company to record a valuation allowance when it is "more likely than not that some portion or all of the deferred tax assets will not be realized." The ultimate realization of deferred income tax assets depends on the Company's ability to generate sufficient taxable income in the future. If the Company is unable to generate sufficient taxable income in the future through operating results or tax planning opportunities, increases in the valuation allowance will be required through a charge to expense (decreasing stockholder's equity).

10.      BENEFIT PLANS

HOLLEY 401(K) PLAN

Effective May 16, 1998, Holley established a 401(k) savings plans for salaried and non-salaried employees. Participation in the plans is optional.
Employer contributions to the plans are discretionary. During the period from May 16, 1998 to December 31, 1998 and the years ended December 31, 1999 and 2000, the Company's contribution expense related to these plans totaled $375, $865 and $956, respectively.

LUNATI 401(K) PLAN

Lunati maintains a profit sharing and a 401(k) savings plan for its employees. Employer contributions to the plan are discretionary. During the period from October 29, 1998 to December 31, 1998 and the years ended December 31, 1999 and 2000, the Company made no contributions to this plan.

DEFINED BENEFIT PENSION PLAN

Effective May 16, 1998, the Company established a defined benefit pension plan for its employees. The Projected Unit Credit Actuarial Cost Method is used to determine the normal cost of the pension plan and estimate pension benefit obligations.


                                                                     1999              2000
                                                                   -------           -------
         CHANGE IN BENEFIT OBLIGATION
           Benefit obligation, beginning of period                 $ 3,120           $ 3,913
             Service cost                                              928             1,126
             Interest cost                                             263               249
             Benefit payments                                          (36)             (228)
             Actuarial gain                                           (549)             (770)
             Prior service costs                                       187                --
                                                                   -------           -------
           Benefit obligation, end of period                       $ 3,913           $ 4,290
                                                                   =======           =======
         FAIR VALUE OF PLAN ASSETS
           Fair value of plan assets, beginning of period          $    --           $   521
             Employer contributions                                    550             1,460
             Return on assets                                            7               (15)
             Benefit payments                                          (36)             (228)
                                                                   -------           -------
           Fair value of plan assets, end of period                $   521           $ 1,738
                                                                   =======           =======

                                                               1999              2000
                                                             -------           -------
         FUNDED STATUS
           Funded status                                     $(3,913)          $(2,552)
             Plan assets                                         521                --
             Unrecognized prior service costs                    187               173
             Unrecognized actuarial (gain) loss                  307              (349)
                                                             -------           -------
           Net accrued benefit liability recognized          $(2,898)          $(2,728)
                                                             =======           =======

                                                      May 16, 1998
                                                           to            YEAR ENDED DECEMBER 31
                                                      December 31,      -----------------------
                                                          1998           1999             2000
                                                      ------------      ------          -------

         COMPONENTS OF NET PERIODIC BENEFIT COST
            Service cost                                  $560          $  928          $ 1,126
            Interest cost                                   75             263              249
            Expected return on plan assets                  --              --              (99)
            Amortization of prior service cost              --              --               15
                                                          ----          ------          -------
               Net periodic benefit cost                  $635          $1,191          $ 1,291
                                                          ====          ======          =======

The actuarial assumptions include a discount rate of 7.25% and an annual rate of compensation increase of 4% as of December 31, 2000.

Prior to May 16, 1998, the Predecessor participated in the defined benefit pension plan of Coltec. Under this plan, eligible retired employees were provided certain health care and life insurance benefits, with some of those retirees paying a portion of the related costs. The Company's liability under this plan was not separately calculated; therefore, expense is reflected based on cash funding requirements. Company contributions to the plan totaled $0 for the period from January 1, 1998 to May 15, 1998.


11.      LEASE COMMITMENTS

The aggregate future minimum fixed lease obligations under operating leases for the Company as of December 31, 2000, are as follows:

                                                                 OPERATING
                                                                   LEASES
                                                                 ---------
        2001                                                     $ 1,713
        2002                                                       1,420
        2003                                                         835
        2004                                                         603
        2005                                                         150
        Thereafter                                                   506
                                                                 ---------
            Total minimum lease payments                         $ 5,227
                                                                 =========

Total rent expense for the Company's operating leases was approximately $215, $444, $1,280 and $2,374 for the periods from January 1, 1998 to May 15, 1998 and May 16, 1998 to December 31, 1998 and the years ended December 31, 1999 and 2000, respectively.

12.      MAJOR CUSTOMERS

The Company's customers include many large and well-known automotive parts retailers and distributors. One customer, Auto Sales, Inc. (d/b/a Summit Racing), represented 13.8%, 13.5% and 13.4% of total sales from May 16, 1998 to December 31, 1998 and the years ended December 31, 1999 and 2000, respectively. Approximately 3.8% and 2.3% of the Company's accounts receivable at December 31, 1999 and 2000, respectively, were from this customer. Management believes the credit risk associated with this customer is minimal.


13.      COMMITMENTS AND CONTINGENCIES

In May 1999, Union Pacific filed an action against Weiand and others in U.S. District Court for the Central District of California, alleging that certain soil and groundwater contamination discovered on the Union Pacific property in Los Angeles had migrated from the adjacent former Weiand facility, and that Weiand, therefore, is responsible for costs related to environmental response, investigation and remediation. In the same action, Joan F. Weiand, owner of the property on which the facility which was operated by Weiand is located and a co-defendant in this case, filed a cross-complaint against Weiand for breach of written indemnity and declaratory relief. Ms. Weiand alleged that written leases pursuant to which Weiand leased the facility for its operations obligated Weiand to indemnify Joan Weiand for the claims alleged by Union Pacific against Ms. Weiand.

During 2000, Weiand settled its claims with Joan Weiand and has reached a settlement in principle with Union Pacific, which has not yet been finalized. All of the funds needed for the settlement with Joan Weiand and with Union Pacific will be paid out of Holley's insurance policy coverage at no cost to Holley.

Under the terms of the settlement agreements, Weiand is also required to participate in the environmental investigation and remediation of the former Weiand facility property to prevent alleged off-site migration of hazardous substances from the property. Weiand is engaged in discussions with Joan Weiand and with the California Department of Toxic Substances Control ("DTSC") concerning appropriate and necessary investigation and remediation activities at the site. An escrow account totaling $550 has been established for this matter using insurance proceeds. Based on the results of environmental studies performed, management believes this amount will be adequate to fund anticipated costs related to this matter.

In October 1998, Southdown, Inc. ("Southdown") filed a claim against approximately forty parties, including Coltec, for remediation costs incurred and to be incurred at Southdown's Alabama solvent recycling facility (the "Facility"). Southdown alleges that the defendants shipped hazardous substances to the Facility which were released and contributed to contamination at the Facility. During 2000, the Company reached an agreement in principle with Coltec under the terms of which the Company will share a portion of the legal costs related to this matter. Depending upon the ultimate outcome of the litigation, the Company may bear partial responsibility for any costs that may be allocated to Coltec, depending upon which facilities, if any, originally held by Coltec are determined to have contributed to the contamination at the Facility.

In addition to the above matters, the Company is a party to various lawsuits and claims in the normal course of business. While the outcome of the lawsuits and claims against the Company cannot be predicted with certainty, management believes that the ultimate resolution of the matters will not have a material effect on the financial position or results of operations of the Company.

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

Subsequent to the Acquisition, Holdings issued 3,668,480 stock options to buy common stock of Holdings to certain members of management of the Company.
During 1999 and 2000, Holdings issued additional options to members of management totaling 150,000 and 575,000, respectively. The options are exercisable at prices ranging from $1.50 to $2.25 per share, which represents estimated fair value at the date of grant, and vest at the end of nine years or at an accelerated rate if certain performance measurements are met. During 2000 and in January 2001, 513,608 and 888,235 options, respectively, were forfeited prior to vesting. As of December 31, 2000, 2,991,637 options remain outstanding.


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

Summarized financial information concerning the Company's operating measures for the reportable segments are shown in the following table:

                                                    HIGH
                                                 PERFORMANCE           REMANUFACTURED
                                                    PARTS                   PARTS                  TOTAL
                                                 ===========           ================          =========
                                                                       THE PREDECESSOR
                                                 ---------------------------------------------------------
      JANUARY 1, 1998 TO MAY 15, 1998
         Revenues                                 $   26,651             $    9,981             $   36,632
         Gross margin                                  8,901                  2,003                 10,904

                                                                         THE COMPANY
                                                 ---------------------------------------------------------

      MAY 16, 1998 TO DECEMBER 31, 1998
         Revenues                                 $   47,032             $   17,699             $   64,731
         Gross margin                                 15,339                  5,123                 20,462

      YEAR ENDED DECEMBER 31, 1999
         Revenues                                 $  104,562             $   25,529             $  130,091
         Gross margin                                 35,373                  6,991                 42,364

      YEAR ENDED DECEMBER 31, 2000
         Revenues                                 $  139,669             $   23,834             $  163,503
         Gross margin                                 43,789                  5,494                 49,283


Summary balance sheet data for inventory and property, plant and equipment for each of the Company's reportable segments as of December 31, 1999 and 2000 are shown in the following table:

                                                    HIGH
                                                 PERFORMANCE           REMANUFACTURED
                                                    PARTS                   PARTS                 TOTAL
                                                 ===========          ================          =========
      AS OF DECEMBER 31, 1999
         Inventories                             $   27,615             $    4,308             $   31,923
         Property, plant and equipment               33,043                  2,669                 35,712

      AS OF DECEMBER 31, 2000
         Inventories                             $   31,108             $    3,651             $   34,759
         Property, plant and equipment               30,467                  2,324                 32,791


17.      KEY SUPPLIER

The Company is dependent on one supplier for the zinc castings used in its production process. Purchases from this supplier account for approximately 12%, 12% and 9% of annual raw material purchases for the twelve month periods ended December 31, 1998, 1999 and 2000, respectively.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Holley Performance Products Inc.:

We have audited, in accordance with auditing standards generally accepted in the United States, the accompanying consolidated balance sheets of HOLLEY PERFORMANCE PRODUCTS INC. (a Delaware corporation) AND SUBSIDIARIES as of December 31, 1999 and 2000 and the related consolidated statements of operations, stockholder's equity and cash flows for the period from inception, May 16, 1998, to December 31, 1998 and the years ended December 31, 1999 and 2000. We have also audited the accompanying statements of income, stockholder's equity and cash flows of the Predecessor (businesses identified in Note 1) for the period from January 1, 1998 to May 15, 1998 included in this Form 10-K and have issued our report thereon dated March 9, 2001.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedule of valuation and qualifying accounts is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The information presented in this schedule as of and for the periods ended May 15, 1998, December 31, 1998, December 31, 1999 and December 31, 2000 has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                             Arthur Andersen LLP

Nashville, Tennessee
March 9, 2001

                          FINANCIAL STATEMENT SCHEDULE
                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS

               COLUMN A                       COLUMN B         COLUMN C        COLUMN D       COLUMN E       COLUMN F
               --------                       --------         --------        --------       --------       --------
                                             BALANCE AT        ADDITIONS
                                            BEGINNING OF   CHARGED TO COSTS   DEDUCTIONS      RESERVES      BALANCE AT
            CLASSIFICATION                     PERIOD        AND EXPENSES    FROM RESERVED    ACQUIRED     END OF PERIOD
- ----------------------------------------    ------------   ----------------  -------------    --------     -------------
Allowance for doubtful accounts;

For the year ended December 31, 2000           $1,293          $   322         $  (651)            -           $  964
For the year ended December 31, 1999            1,686              100            (769)          276            1,293
For the period from May 16, 1998
     to December 31, 1998                       1,575              397            (286)            -            1,686
For the period from January 1, 1998
     to May 15, 1998                            1,118              457               -             -            1,575

Allowance for outstanding rebate programs:

For the year ended December 31, 2000           $1,504          $ 5,273          $(4,921)        $  -           $1,856
For the year ended December 31, 1999            1,434            3,831           (3,761)           -            1,504
For the period from May 16, 1998
     to December 31, 1998                       1,071            1,940           (1,577)           -            1,434
For the period from January 1, 1998
     to May 15, 1998                              467            1,193             (589)           -            1,071

Reserve for product returns:

For the year ended December 31, 2000           $4,294          $     -          $  (871)        $  -           $3,423
For the year ended December 31, 1999            3,894              200                -          200            4,294
For the period from May 16, 1998
     to December 31, 1998                       3,629              265                -            -            3,894
For the period from January 1, 1998
     to May 15, 1998                            3,706                -              (77)           -            3,629
