Form 10-Q
period 2000-04-01
HOLLEY PERFORMANCE PRODUCTS INC
filed 2001-05-16
CIK 1096536

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2001

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

required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         There were 1,000 shares of Common Stock outstanding as of April 1, 2001.

                        HOLLEY PERFORMANCE PRODUCTS INC.

                           Annual Report on Form 10-Q
                   For the Three Months Ended April 1, 2001
                                TABLE OF CONTENTS



                                                                                                    Page No
                                                                                                    -------

                                            PART I

Item 1.  Financial Statements....................................................................       3
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...      12
Item 3.  Quantitative and Qualitative Disclosures About Market Risk..............................

                                            PART II

Item 1.  Legal Proceedings.......................................................................      17
Item 6.  Exhibits and Reports on Form 8-K........................................................      17

SIGNATURES.......................................................................................      18

PART I- FINANCIAL INFORMATION

ITEM 1- FINANCIAL STATEMENTS

                HOLLEY PERFORMANCE PRODUCTS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)



                                                                          DECEMBER 31,      APRIL 1,
                                                                              2000           2001
                                                                          ------------    ----------
                               ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                              $    6,967     $       --
    Accounts receivable, net of reserves for doubtful accounts of
         $964 and $904, respectively                                           27,573         27,085
    Inventories                                                                34,759         39,159
    Deferred income taxes                                                       3,514          3,514
    Income taxes receivable                                                     1,305             47
    Other current assets                                                        1,020          1,794
                                                                           ----------     ----------
          Total current assets                                                 75,138         71,599

PROPERTY, PLANT AND EQUIPMENT, NET                                             32,791         30,686
INTANGIBLE ASSETS, NET                                                        156,700        155,157
                                                                           ----------     ----------
          Total assets                                                     $  264,629     $  257,442
                                                                           ==========     ==========

                      LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt                                      $    3,714     $    3,708
    Accounts payable                                                           11,833         13,829
    Accrued liabilities                                                        19,257         14,568
                                                                           ----------     ----------
          Total current liabilities                                            34,804         32,105
                                                                           ----------     ----------

LONG-TERM DEBT, NET OF CURRENT PORTION                                        180,668        180,063
                                                                           ----------     ----------
DEFERRED INCOME TAXES                                                          16,841         15,847
                                                                           ----------     ----------
OTHER                                                                             537            537
                                                                           ----------     ----------

COMMITMENTS AND CONTINGENCIES                                                      --             --
                                                                           ----------     ----------
                  TOTAL LIABILITIES                                           232,850        228,552
                                                                           ----------     ----------

STOCKHOLDER'S EQUITY:
    Common stock, $1.00 par value; 1,000 shares authorized, issued
       and outstanding                                                              1              1
    Paid-in capital                                                            52,499         52,499
    Retained deficit                                                          (20,721)       (23,610)
                                                                           ----------     ----------
          Total stockholder's equity                                           31,779         28,890
                                                                           ----------     ----------
          Total liabilities and stockholder's equity                       $  264,629     $  257,442
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

                HOLLEY PERFORMANCE PRODUCTS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in Thousands)
                                   (Unaudited)



                                                          THREE MONTHS ENDED
                                                   APRIL 2, 2000     APRIL 1, 2001
                                                  ---------------   ---------------


NET SALES                                            $   39,466        $   35,419

COST OF SALES                                            26,885            24,485
                                                     ----------        ----------
          Gross profit                                   12,581            10,934
                                                     ----------        ----------

SELLING, ENGINEERING,
    GENERAL AND
    ADMINISTRATIVE EXPENSES                               9,666             7,539

PLANT RELOCATION COSTS                                       92                --

AMORTIZATION EXPENSE                                      1,364             1,413
                                                     ----------        ----------
TOTAL OPERATING EXPENSES                                 11,122             8,952
                                                     ----------        ----------
          Operating income                                1,459             1,982
                                                     ----------        ----------

INTEREST EXPENSE                                          5,804             5,827

OTHER EXPENSE                                                --                28
                                                     ----------        ----------

LOSS BEFORE TAXES                                        (4,345)           (3,873)

INCOME TAX BENEFIT                                       (1,237)             (984)
                                                     ----------        ----------

NET LOSS                                             $   (3,108)       $   (2,889)
                                                     ==========        ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                HOLLEY PERFORMANCE PRODUCTS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                             (Dollars in Thousands)
                                   (Unaudited)



                                 COMMON   PAID-IN     RETAINED
                                 STOCK    CAPITAL     DEFICIT       TOTAL
                                 ------   --------    --------     --------


BALANCE, DECEMBER 31, 2000        $  1    $ 52,499    $(20,721)    $ 31,779

    Net loss                        --          --      (2,889)      (2,889)
                                  ----    --------    --------     --------
BALANCE, APRIL 1, 2001            $  1    $ 52,499    $(23,610)    $ 28,890
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

                HOLLEY PERFORMANCE PRODUCTS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)



                                                                                     JANUARY 1, 2000    JANUARY 1, 2001
                                                                                           TO                 TO
                                                                                      ARPIL 2, 2000      APRIL 1, 2001
                                                                                     ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                              $   (3,108)       $   (2,889)
  Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                         2,989             3,794
       Amortization of debt discount                                                           211               171
       Deferred income taxes                                                                (1,260)             (994)
       Changes in assets and liabilities, net of assets purchased:
            Accounts receivable                                                               (769)              488
            Inventories                                                                     (4,970)           (4,400)
            Other assets                                                                     1,149               614
            Accounts payable                                                                 6,028             1,996
            Accrued liabilities                                                             (3,398)           (4,690)
                                                                                        ----------        ----------
               Net cash used in operating activities                                        (3,128)           (5,910)
                                                                                        ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                      (1,320)             (275)
  Cash paid for acquisitions                                                                  (679)               --
                                                                                        ----------        ----------
               Net cash used in investing activities                                        (1,999)             (275)
                                                                                        ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds on long-term obligations                                                      4,968                --
  Financing costs                                                                             (457)               --
  Principal payments on long-term obligations                                                   --              (782)
                                                                                        ----------        ----------

               Net cash provided by (used in) financing activities                           4,511              (782)
                                                                                        ----------        ----------

NET CHANGE IN CASH                                                                      $     (616)       $   (6,967)

BALANCE AT BEGINNING OF PERIOD                                                               1,359             6,967
                                                                                        ----------        ----------
BALANCE AT END OF PERIOD                                                                $      743        $       --
                                                                                        ==========        ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid for interest                                                              $    9,810        $    9,689
                                                                                        ==========        ==========
    Cash received for income taxes                                                      $       --        $   (1,257)
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

                HOLLEY PERFORMANCE PRODUCTS INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


1.       ORGANIZATION AND BASIS OF PRESENTATION

The consolidated balance sheets as of December 31, 2000 and April 1, 2001, and the consolidated statements of operations for the three month periods ended April 2, 2000 and April 1, 2001, and the consolidated statements of cash flows for the three month periods ended April 2, 2000 and April 1, 2001 have been prepared by the Company in accordance with the accounting policies described in its annual financial statements and should be read in conjunction with the notes thereto.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at April 2, 2000 and April 1, 2001 and for all periods presented have been made. The results of operations for the periods ended April 1, 2001 are not necessarily indicative of the operating results to be expected for the full year.

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

The Company is in compliance with the revolving credit facility's quarterly financial ratio covenant for the period ending April 1, 2001. Management believes that the Company will be in compliance with the revolving credit facility's quarterly financial ratio covenant during the remainder of 2001, and that the revolving credit facility will be adequate to allow the Company to fund its working capital needs during 2001. However, should the revolving credit facility become unavailable or the Company fail to meet its projected results, the Company may be forced to seek additional sources of financing in order to fund its working capital needs.

Holley Performance Products Inc., a Delaware corporation ("Holley" or the "Company") based in Bowling Green, Kentucky, is a leading manufacturer of a diversified line of performance automotive products, including carburetors, fuel pumps, fuel injection systems, ignition systems, remanufactured carburetors, camshafts, crankshafts, pistons, superchargers, exhaust headers, mufflers, engine plumbing products, and nitrous oxide systems. The products are designed to enhance street, off-road, recreational and competitive vehicle performance through increased horsepower, torque and driveability. In addition to its automotive performance line, Holley manufactures performance marine, and performance products for the powersport and motorcycle markets.


2.       INVENTORIES

Inventories of the Company consist of the following:



                                     DECEMBER 31,   APRIL 1,
                                         2000         2001
                                     ------------  ----------


         Raw materials                 $ 10,697     $ 10,258
         Work-in-progress                 7,689        6,808
         Finished Goods                  15,903       21,222
         Other                              470          871
                                       --------     --------
            Net Inventories            $ 34,759     $ 39,159
                                       ========     ========

3.       PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment of the Company consist of the following:



                                                    DECEMBER 31,   APRIL 1,
                                                        2000         2001
                                                    ------------  ----------


         Land                                         $    360     $    360
         Buildings and improvements                     11,537       11,537
         Machinery and equipment                        28,928       28,868
         Computer equipment                              3,849        3,849
         Furniture and fixtures                          1,835        1,835
         Construction in process                           800        1,136
                                                      --------     --------
                                                        47,309       47,585
            Less: accumulated depreciation             (14,518)     (16,899)
                                                      --------     --------
                                                      $ 32,791     $ 30,686
                                                      ========     ========


Depreciation expense was $1,625 and $2,381 for the three months ended April 2, 2000 and April 1, 2001,respectively.

4.       ACCRUED LIABILITIES

Accrued liabilities of the Company consist of the following:



                                                         DECEMBER 31,   APRIL 1,
                                                             2000         2001
                                                         ------------   --------


         Wages and benefits                                $  4,719     $  5,979
         Reserve for product returns                          3,423        3,100
         Allowance for outstanding rebate programs            1,856          866
         Interest                                             5,391        1,088
         Other                                                3,868        3,535
                                                           --------     --------
             TOTAL                                         $ 19,257     $ 14,568
                                                           ========     ========

5.     LONG-TERM DEBT

Long-term debt of the Company consists of the following:



                                                                      December 31,       April 1,
                                                                         2000              2001
                                                                      ------------       --------

        Secured revolving line of credit facility due to a bank;
           interest due quarterly at a variable rate based on
           LIBOR or Prime at the Company's option, plus the
           applicable margin rate (8.1% at April 1, 2001);
           maturing December 28, 2005                                  $ 34,650          $ 33,936

        Senior notes; interest payable semi-annually in March
           and September at 12.25%; maturing September 15,
           2007; net of debt discount of $4,624 and $4,453,
           respectively                                                 145,376           145,547
        Other long-term obligations                                       4,356             4,288
                                                                       --------          --------
                                                                        184,382           183,771
        Less: current portion                                            (3,714)           (3,708)
                                                                       --------          --------
                                                                       $180,668          $180,063
                                                                       ========          ========

In December 2000, the Company entered into a credit arrangement with a bank (the "Credit Arrangement") which includes both a revolving credit facility (the "Revolving Credit Facility") and a term loan to be utilized for capital expenditures (the "Term Loan"). Maximum borrowings available under the Revolving Credit Facility are $36,000 subject to limitations based on eligible accounts receivable and inventory as defined in the Credit Arrangement (the "Borrowing Base"). Beginning in April 2001, the Company will be required to maintain minimum availability levels under the Revolving Credit Facility of up to $2,000 based on earnings levels as defined in the agreement. As of April 1, 2001, all amounts outstanding under the Revolving Credit Facility that are in excess of management's projected minimum Borrowing Base for 2001, have been classified as current in the accompanying consolidated balance sheets. The Revolving Credit Facility is secured by substantially all assets of the Company.

Under the terms of the Credit Arrangement upon achieving a minimum ratio of earnings before interest, taxes, depreciation and amortization to fixed charges (as defined in the Credit Arrangement), the Company will become eligible to borrow up to $5,000 under the Term Loan to be used to fund capital expenditures. Borrowings under the Term Loan will mature in 2005. As of April 1, 2001, no amounts were outstanding or available under the Term Loan as the Company had not achieved the required minimum financial ratio.

At April 1,2001, the Company had borrowings of $33.9 million outstanding under the Revolving Credit Facility and $0.9 million of unused credit availability.

Beginning in 2001, the Revolving Credit Facility will require the Company to comply with a minimum interest coverage ratio. Minimum interest coverage ratios are 1.0:1 from closing to March 31, 1.0:1, to June 30, 2001 and September 30, 2001 and 1.15:1 to December 31, 2001. Company was in compliance with its minimum interest coverage ratio at April 1, 2001. The Credit Arrangement also requires mandatory principal prepayments from any proceeds from the sale of the Company's assets or common stock.

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

6.       SEGMENT DATA

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

Summarized financial information concerning the Company's operating measures for the reportable segments are shown in the following table:



                                           PERFORMANCE     REMANUFACTURED
                                              PARTS             PARTS       TOTAL
                                           -----------     --------------  --------


JANUARY 1, 2000 TO APRIL 2, 2000
         Revenues                            $ 32,507         $  6,959     $ 39,466
         Gross margin                          10,820            1,761       12,581

JANUARY 1, 2001 TO APRIL 1, 2001
         Revenues                            $ 30,091         $  5,328     $ 35,419
         Gross margin                           9,886            1,048       10,934


Summary balance sheet data for inventory and fixed assets for each of the Company's reportable segments as of December 31, 2000 and April 1, 2001 are shown in the following table:



                                 PERFORMANCE   REMANUFACTURED
                                    PARTS          PARTS            TOTAL
                                 -----------   --------------      --------


AS OF DECEMBER 31, 2000
         Inventory                 $ 31,108       $  3,651         $ 34,759
         Fixed assets                30,467          2,324           32,791

AS OF APRIL 1, 2001
         Inventory                 $ 35,763       $  3,396         $ 39,159
         Fixed assets                28,497          2,189           30,686


7.       COMMITMENTS AND CONTINGENCIES

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


8.        COMPREHENSIVE INCOME

SFAS No. 130, "Reporting Comprehensive Income," established standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income (loss) encompasses all changes in stockholder's equity (except those arising from transactions with owners) and includes net income, net unrealized capital gains or losses on available for sale securities and foreign currency translation adjustments. Comprehensive loss for the periods ending April 2, 2000 and April 1, 2001 was the same as net loss for the Company.


9.        NEW ACCOUNTING PRONOUNCEMENTS

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

ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE ACCOMPANYING UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES THERETO AND THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO CONTAINED IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000.

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

OVERVIEW

Founded in 1903, Holley is a leading manufacturer and marketer of specialty products for the performance automotive, marine and powersports (motorcycle, jet-ski, snowmobile and go-cart) aftermarkets. Holley designs, manufactures and markets a diversified line of automotive performance racing products that include fuel, air, ignition, exhaust and internal engine management systems. We design our products to enhance vehicle performance through generating increased horsepower, torque, and acceleration. Our products include both throttle body and multi-port fuel injection systems, performance and remanufactured carburetors, digital ignition systems, distributors, fuel pumps, camshafts, crankshafts, intake manifolds, pistons, superchargers, exhaust systems, headers, mufflers and motorcycle exhaust pipes, cylinder heads, water pumps, billet throttle bodies, nitrous oxide injection systems and performance automotive plumbing products. In the performance automotive aftermarket, we have the most widely recognized brand names and a broad distribution network, which includes specialized retailers, performance wholesale distributors, mail order retailers and original equipment manufacturers ("OEM's"). We have developed strong relationships with our customers in each distribution channel, including leading companies such as Advance Auto Parts, AutoZone, CSK Auto, Keystone, O'Reilly, Summit Racing, Jeg's mail order, GM Service Parts, Volvo-Penta and Mercury Marine.

Senior Notes Offering. On September 20, 1999, the Company issued $150.0 million of 12 1/4% senior notes due 2007 at a discount of 3.7% (the "Senior Notes"). The debt discount will be amortized as a non-cash charge to interest expense using the effective interest method over the term of the debt. The notes are unsecured and subordinate to the Company's other indebtedness. The proceeds from the notes were used to repay existing indebtedness under the Company's previous credit facilities and to fund certain acquisitions in October 1999.

SEASONALITY

Generally our performance products operations experience the slight seasonal trends prevalent in the performance automotive aftermarket industry. Historically, our revenues are highest in the second fiscal quarter, marking the beginning of the racing season and outdoor automotive repair activities. However, seasonality has a greater effect on our remanufacturing operation in Springfield, Tennessee, requiring the occasional hiring of temporary employees to respond to peak demand.

COMPARISON OF THE THREE MONTHS ENDED APRIL 1, 2001 AND APRIL 2, 2000

         Net Sales. Net sales equals gross revenues less provisions for volume rebates, co-op advertising, and other sales allowances. Net sales for the quarter ended April 1, 2001 totaled $35.4 million compared to $39.5 million for the same period in 2000, a decrease of $4.1 million or 10.4%. Sales in the performance segment for the first quarter of 2001 were $30.1 million compared to $32.5 million in the first quarter of 2000, a decrease of $2.4 million or 7.4% over the first quarter of 2000. Sales in the remanufacturing segment were $5.3 million in the first quarter of 2001 compared to $7.0 in the first quarter of 2000, a decrease of $1.7 million, or 24.3%. The decrease in the performance and manufacturing segment was largely attributable to weak demand for Holley's products early in the quarter, as our channels of distribution adjusted their inventories downward in response to the general economic slow down.

         Gross Profits. Gross profits for the first quarter of 2001 totaled $10.9 million or 30.9% of net sales compared to gross profits of $12.6 million or 31.9% of net sales for the same quarter in 2000. This represents a decrease of $1.7 million, or 13.4%. In the performance segment, gross profits were $9.9 million or 32.8% of net sales compared to $10.8 million or 33.3% of net sales for the first quarter of 2000. This is a decrease of $0.9 million or 8.3%. The decrease in the performance segment is attributable to the impact of a $4.1 million decrease in sales volume for the first quarter of 2001 and a weakness in demand for certain high margin products during January. In the remanufacturing segment, gross profits were $1.0 million or 18.9% of sales in the first quarter of 2001 compared to $1.8 million or 25.7% of sales for the same period in 2000. This is a decrease of $0.8 million or 44.4%. The decrease in the remanufacturing segment is due to continued decline in demand for special order products in the first quarter of 2001.

         Selling, Engineering, General and Administrative Expenses. Selling, engineering, general, and administrative expenses for the three months ended April 1, 2001 totaled $7.5 million or 21.2% of net sales compared to $9.7 million or 24.6% of net sales for the same period in 2000, a decrease of $2.2 million or 22.7%. The decrease is attributable primarily to $1.4 million or 14.4% reduction in expenses from the Hooker, Flowtech, NOS and Earl's acquisitions and $0.8 million or 8.2% in other base business expense reductions. The decreased expenses in the base business include reduced marketing and advertising expenses of $0.3 million or 3.1%, decreased G&A expenses of $0.2 million or 2.1% and reduced R&D expenses of $0.1 million or 1.0%.

         Amortization Expense. Amortization expense for the three months ended April 1, 2001 totaled $1.4 million or 4.0% of net sales compared to $1.4 million or 3.5% of net sales for the same period in 2000. The expenses reflect the amortization of goodwill, transaction fees, and other intangible assets associated with the purchase of Holley by KHPP Holdings and the subsequent acquisitions.

         Operating Income. Operating income for the three months ended April 1, 2001 totaled $2.0 million or 5.6% of net sales compared to $1.5 million or 3.8% of net sales in the same period in 2000, an increase of $.5 million or 33.3%. The increase primarily resulted from decreased selling, engineering, general and administrative expenses.

         Interest Expense. Interest expense, including the amortization of the bond discount was $5.8 million or 16.4% of net sales, for the three months ended April 1, 2001 compared to $5.8 million of net sales or 14.7% for the same period in 2000. The expense resulted from interest on our Company's revolving credit facility and the accrual of interest associated with our 12.25% senior notes due 2007 issued in September 1999. The revolving credit facility is used to finance general business and working capital needs.

         Benefit for Income Taxes. Benefit for income taxes for the three months ended April 1, 2001 was ($0.9) million or 2.5% of net sales compared to ($1.2) million or 3.0% of net sales in the same period in 2000.

         Net Loss. Net loss for the three months ended April 1, 2001 was ($2.9) million or 8.2% of net sales, compared to a net loss of $(3.1) million or 7.8% of net sales for the same period in 2000, attributable primarily to the reasons discussed above. This represents a decrease in the loss for the period of $0.2 million or 6.5%. This improvement reflects increased operating income, reduced by increases in interest expense and a reduction in the income tax benefit.

LIQUIDITY AND CAPITAL RESOURCES


         Operating Activities. Net cash used in operating activities for the three months ended April 1, 2001 was $5.9 million. The decrease in net income and increased working capital requirements contributed primarily to the increase in net cash used by operating activities in the period. Inflows from depreciation and amortization of $3.8 million were offset by outflows due to increased working capital of $6.0 million, deferred income taxes of $1.0 million and a net loss of $2.9 million. The increase in working capital was primarily attributable to increased inventories of $4.4 million resulting from lower than anticipated sales, decreased accounts receivable of $0.5 million, and decreased accrued liabilities of $4.7 million, partially offset by decreased other current assets of $0.6 million and increased accounts payable of $2.0 million.

         Investing Activities. Net cash used in investing activities for the three months ended April 1, 2001 was $0.3 million resulting from capital additions.

         Financing Activities. Net cash utilized by financing activities for the three months ended April 1, 2001 was $0.8 million primarily due to the repayment of bank debt.

         Our primary sources of liquidity are funds generated by operations and borrowings under our bank credit facility.

         Earnings Before Interest Depreciation and Amortization (EBITDA) is a non-GAAP concept which some investors use to measure cash generated from operations within a given period. In the period ended April 1, 2001, EBITDA generated from operations was $5.8 million or 16.1% of net sales, an increase of $1.3 million or 29.5% over the same period in 2000. This increase in funds is due to a $2.1 million reduction in S, E, G & A expenses, partially offset by reduced gross profit primarily caused by a decrease in sales of $4.1 million from 2000 levels.

         Holley is also dependent on the revolving line of credit facility to fund its working capital needs. Based on our projections, we believe that we will continue to be in compliance with the quarterly financial ratio covenants during 2001 and that the revolving line of credit facility will be adequate to fund our working capital needs during the year. However, should the revolving line of credit become unavailable or should we fail to meet our projected results, we may be forced to amend the terms of our credit facility or to seek additional sources of financing in order to fund our working capital needs. There can be no assurance that we can obtain such additional financing or satisfactory terms.

         We historically have expanded our business through the acquisition of other related and complementary businesses, and we continue to seek and evaluate acquisition opportunities. We anticipate that our existing capital resources and cash flow generated from future operations, and drawings under our bank credit facility will enable us to maintain our planned operations, fund capital expenditures and service our debt for the foreseeable future. However, our current indenture and bank credit facility terms, as well as our current level of indebtedness, would significantly limit or prevent incurrence of any substantial indebtedness.

         In December 2000, we replaced our existing senior credit facility with Credit Agricole IndoSuez, (consisting of a $35.0 million revolving credit facility) with a 5 year, $41.0 million facility provided by Fleet Capital Corporation that matures in December 2005. This facility is comprised of two parts: a $36.0 million revolving credit portion and a $5.0 million term facility to be used for fixed asset purchases as required. The revolving credit facility has an interest coverage covenant only. During the term of the revolving credit facility, Holley is required to have an interest coverage ratio of 1.0:1.0 from the closing date to March 31, 2001, 1.10:1.0 from the closing date to June 30, 2001, 1.10:1.0 from the closing date to September 30, 2001, and 1.15:1.0 from the closing date to December 31, 2001. The interest coverage ratios for the remaining term of the loan are 1.20:1.0 for the four quarters each ending on March 31, June 30, September 30, and December 31, 2002; 1.25:1.0 for the four quarters each ending on March 31, June 30, September 30, and December 31, 2003, 2004 and 2005. Borrowings under the facility are limited to 75% of eligible receivables and 55% of eligible inventories. Under the credit agreement, Holley must have availability of $2.0 million if EBITDA on a trailing twelve month basis is equal to or less than $28.0 million, $1.0 million if EBITDA is less than or equal to $32.0 million but greater than $28.0 million,and $0 if greater than $32.0 million. The initial $2.0 million availability requirement becomes effective during April, 2001. Fleet Capital has a perfected security interest in all the assets of Holley. Our liquidity as of April 1, 2001 consists of $0.9 million of revolving credit facility availability. The term facility can be accessed when Holley has achieved a Fixed Charge Coverage Ratio of 1.0x on a trailing twelve month basis. (Fixed Charge Coverage is defined as EBITDA less non-financial fixed asset expenditures and cash taxes divided by cash interest plus scheduled principle payments.) Under the agreement we may borrow either at LIBOR or Base interest rates as shown in the table below.



        INTEREST RATE COVERAGE       BASE RATE MARGIN         LIBOR MARGIN
        ----------------------       ----------------         ------------

                 >1.25                      .75                   2.75

              1.26 - 1.50                   .50                   2.50

              1.51 - 1.75                   .25                   2.25

                 >1.75                      .00                   2.00


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


         Holley's exposure to interest rate changes is primarily related to its variable rate debt which may be outstanding from time to time under its $41.0 million credit facility with Fleet Capital. Both the revolving portion of the $36.0 million credit facility and the $5.0 million term facility carry interest rates which are based on the London Interbank Offered Rate or base rate. Because the interest rate on the credit facility is variable, the Company's cash flow may be affected by increases in either the LIBOR or prime rate. Management does not, however, believe that any risk inherent in the variable-rate nature of the loan is likely to have a material effect on Holley. As of April 1, 2001, Holley's outstanding balance on the revolving credit facility was $33.9 million.

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

         (A)      REPORTS ON FORM 8-K - NONE.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          Holley Performance Products Inc.


Date: May 15, 2001        /s/ JEFFREY G. KING
                          ------------------------------------------------------
                          Jeffrey G. King, President and Chief Executive Officer


Date: May 15, 2001        /s/ A. BRUCE REYNOLDS
                          ------------------------------------------------------
                          A. Bruce Reynolds, Chief Financial Officer
                          (principal financial officer)