Form 10-Q
period 2001-07-01
HOLLEY PERFORMANCE PRODUCTS INC
filed 2001-08-14
CIK 1096536

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended July 1, 2001

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

   1801 Russellville Road, Post Office Box 10360, Bowling Green, KY 42102-7360
--------------------------------------------------------------------------------
              (Address Of Principal Executive Offices) (Zip Code)

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

         There were 1,000 shares of Common Stock outstanding as of July 1, 2001.

                        HOLLEY PERFORMANCE PRODUCTS INC.

                           Annual Report on Form 10-Q
                     For the Three Months Ended July 1, 2001

                                TABLE OF CONTENTS

                                                                                                          Page No
                                                                                                          -------

                                             PART I

Item 1.   Financial Statements...................................................................             3
Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations..            13
Item 3.   Quantitative and Qualitative Disclosure About Market Risk..............................            18

                                             PART II

Item 1.   Legal Proceedings......................................................................            19
Item 5.   Other Information......................................................................            19
Item 6.   Exhibits and Reports on Form 8-K.......................................................            19

SIGNATURES                                                                                                   20

PART I- FINANCIAL INFORMATION

ITEM 1- FINANCIAL STATEMENTS.

                HOLLEY PERFORMANCE PRODUCTS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                       December 31,       July 1,
                                                                           2000            2001
                                                                       ------------     ----------

                             ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                           $    6,967      $      287
    Accounts receivable, net of reserves for doubtful accounts of
       $964 and $895, respectively                                          27,573          29,553
    Inventories                                                             34,759          37,272
    Deferred income taxes                                                    3,514           3,287
    Income taxes receivable                                                  1,305              --
    Other current assets                                                     1,020           1,175
                                                                        ----------      ----------
          Total current assets                                              75,138          71,574

PROPERTY, PLANT AND EQUIPMENT, NET                                          32,791          29,397
INTANGIBLE ASSETS, NET                                                     156,700         153,493
                                                                        ----------      ----------
          Total assets                                                  $  264,629      $  254,464
                                                                        ==========      ==========

            LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt                                   $    3,714      $    3,708
    Accounts payable                                                        11,833          13,103
    Accrued liabilities                                                     19,257          15,733
                                                                        ----------      ----------
          Total current liabilities                                         34,804          32,544
                                                                        ----------      ----------

LONG-TERM DEBT, NET OF CURRENT PORTION                                     180,668         177,579
                                                                        ----------      ----------
DEFERRED INCOME TAXES                                                       16,841          15,441
                                                                        ----------      ----------
OTHER                                                                          537             491
                                                                        ----------      ----------

COMMITMENTS AND CONTINGENCIES                                                   --              --

STOCKHOLDER'S EQUITY:
    Common stock, $1.00 par value; 1,000 shares authorized, issued
       and outstanding                                                           1               1
    Paid-in capital                                                         52,499          52,499
    Retained deficit                                                       (20,721)        (24,091)
                                                                        ----------      ----------
          Total stockholder's equity                                        31,779          28,409
                                                                        ----------      ----------
          Total liabilities and stockholder's equity                    $  264,629      $  254,464
                                                                        ==========      ==========

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

               HOLLEY PERFORMANCE PRODUCTS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Dollars in Thousands)
                                  (Unaudited)

                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                           July 2, 2000  July 1, 2001  July 2, 2000  July 1, 2001
                                           ------------  ------------  ------------  ------------

NET SALES                                    $ 45,281      $ 42,052      $ 84,747      $ 77,471

COST OF SALES                                  29,898        28,085        56,783        52,570
                                             --------      --------      --------      --------
          Gross profit                         15,383        13,967        27,964        24,901
                                             --------      --------      --------      --------
SELLING, GENERAL AND
        ADMINISTRATIVE EXPENSES                10,178         7,366        19,844        14,905

PLANT RELOCATION COSTS                            108            --           200            --

AMORTIZATION EXPENSE                            1,376         1,447         2,740         2,859
                                             --------      --------      --------      --------
TOTAL OPERATING EXPENSES                       11,662         8,813        22,784        17,764
                                             --------      --------      --------      --------
          Operating income                      3,721         5,154         5,180         7,137
                                             --------      --------      --------      --------

INTEREST EXPENSE                                6,197         5,605        12,001        11,432

OTHER EXPENSE                                       1            80             1           108
                                             --------      --------      --------      --------

LOSS BEFORE TAXES AND MINORITY INTEREST        (2,477)         (531)       (6,822)       (4,403)

INCOME TAX BENEFIT                               (990)         (187)       (2,227)       (1,170)
                                             --------      --------      --------      --------

LOSS BEFORE MINORITY INTEREST                  (1,487)         (344)       (4,595)       (3,233)

MINORITY INTEREST, NET OF TAXES                  (133)         (137)         (133)         (137)
                                             --------      --------      --------      --------

NET LOSS                                     $ (1,620)     $   (481)     $ (4,728)     $ (3,370)
                                             ========      ========      ========      ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                HOLLEY PERFORMANCE PRODUCTS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                             (Dollars in Thousands)
                                   (Unaudited)

                                   COMMON     PAID-IN       RETAINED
                                   STOCK      CAPITAL       DEFICIT         TOTAL
                                   ------     --------      --------      --------

BALANCE, DECEMBER 31, 2000          $  1      $ 52,499      $(20,721)     $ 31,779

    Net loss                          --            --        (3,370)       (3,370)
                                    ----      --------      --------      --------
BALANCE, JULY 1, 2001               $  1      $ 52,499      $(24,091)     $ 28,409
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

                HOLLEY PERFORMANCE PRODUCTS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                  January 1, 2000    January 1, 2001
                                                                                         to                 to
                                                                                    July 2, 2000      July 1, 2001
                                                                                  ---------------    ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                          $ (4,728)         $ (3,370)
    Adjustments to reconcile net loss to net cash used in operating activities:
          Depreciation and amortization                                                  6,243             7,296
          Amortization of debt discount                                                    446               343
          Deferred income taxes                                                         (2,418)           (1,170)
          Changes in assets and liabilities, net of assets purchased:
                 Accounts receivable                                                       798            (1,980)
                 Inventories                                                            (5,515)           (2,513)
                 Other assets                                                            3,393               961
                 Accounts payable                                                          840             1,270
                 Accrued liabilities                                                       196            (3,570)
                                                                                      --------          --------
                    Net cash used in operating activities                                 (745)           (2,733)
                                                                                      --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                                (2,424)             (527)
    Net book value of capital dispositions                                                  --                18
    Other noncurrent assets                                                                 50                --
    Cash paid for acquisitions                                                            (679)               --
                                                                                      --------          --------
                    Net cash used in investing activities                               (3,053)             (509)
                                                                                      --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds (payments) on long-term obligations                                     3,802            (3,438)
    Financing costs                                                                       (575)               --
                                                                                      --------          --------
                    Net cash provided by (used in) financing activities                  3,227            (3,438)
                                                                                      --------          --------

NET CHANGE IN CASH                                                                    $   (571)         $ (6,680)

BALANCE AT BEGINNING OF PERIOD                                                           1,359             6,967
                                                                                      --------          --------
BALANCE AT END OF PERIOD                                                              $    788          $    287
                                                                                      ========          ========

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid for interest                                                            $ 10,302          $ 10,415
                                                                                      ========          ========
    Cash paid for income taxes                                                        $      4          $     --
                                                                                      ========          ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                HOLLEY PERFORMANCE PRODUCTS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

The consolidated balance sheets of Holley Performance Products Inc. (the "Company" or Holley) as of December 31, 2000 and July 1, 2001, and the consolidated statements of operations for the three and six month periods ended July 2, 2000 and July 1, 2001, and the consolidated statements of cash flows for the six month periods ended July 2, 2000 and July 1, 2001 have been prepared by the Company in accordance with the accounting policies described in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2001 and should be read in conjunction with the notes thereto.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at July 2, 2000 and July 1, 2001 and for all periods presented have been made. The results of operations for the periods ended July 1, 2001 are not necessarily indicative of the operating results to be expected for the full year.

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

The Company is in compliance with the revolving credit facility's quarterly financial ratio covenant for the period ending July 1, 2001. Management believes that the Company will be in compliance with the revolving credit facility's quarterly financial ratio covenant during the remainder of 2001, and that the revolving credit facility will be adequate to allow the Company to fund its working capital needs during 2001. However, should the revolving credit facility become unavailable or the Company fail to meet its projected results, the Company may be forced to seek additional sources of financing in order to fund its working capital needs.

The Company, a Delaware corporation based in Bowling Green, Kentucky, is a leading manufacturer of a diversified line of performance automotive products, including carburetors, fuel pumps, fuel injection systems, ignition systems, remanufactured carburetors, camshafts, crankshafts, pistons, superchargers, exhaust headers, mufflers, engine plumbing products, and nitrous oxide systems. The products are designed to enhance street, off-road, recreational and competitive vehicle performance through increased horsepower, torque and driveability. In addition to its automotive performance line, Holley manufactures performance marine, and performance products for the powersport and motorcycle markets.

2. INVENTORIES

Inventories of the Company consist of the following:

                                        December 31,       July 1,
                                            2000            2001
                                        ------------      --------

         Raw materials                    $ 10,697        $  9,300
         Work-in-progress                    7,689           6,861
         Finished Goods                     16,373          21,111
                                          --------        --------
                                          $ 34,759        $ 37,272
                                          ========        ========

3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment of the Company consist of the following:

                                                     December 31,     July 1,
                                                         2000          2001
                                                     ------------    --------

         Land                                          $    360      $    360
         Buildings and improvements                      11,537        11,644
         Machinery and equipment                         28,928        29,141
         Computer equipment                               3,849         3,745
         Furniture and fixtures                           1,835         1,851
         Construction in Process                            800         1,031
                                                       --------      --------
                                                         47,309        47,772
            Less: accumulated depreciation              (14,518)      (18,375)
                                                       --------      --------
                                                       $ 32,791      $ 29,397
                                                       ========      ========

Depreciation expense was $3,500 and $3,903 for the six months and $1,875 and $1,505 for the three months ended July 2, 2000 and July 1, 2001, respectively.

4. ACCRUED LIABILITIES

Accrued liabilities of the Company consist of the following:

                                                December 31,     July 1,
                                                    2000          2001
                                                ------------    --------

         Wages and benefits                       $  4,719      $  4,954
         Reserve for product returns                 3,423         3,100
         Interest                                    5,391         5,536
         Other                                       5,724         2,143
                                                  --------      --------
                                                  $ 19,257      $ 15,733
                                                  ========      ========

5. LONG-TERM DEBT

Long-term debt of the Company consists of the following:

                                                                  December 31,      July 1,
                                                                      2000            2001
                                                                  ------------     ----------

Secured revolving line of credit facility due to a bank;
      Interest due quarterly at a variable rate based on
      LIBOR or Prime at the Company's option, plus the
      applicable margin rate (6.3% at July 1, 2001);
      Maturing December 28, 2005.                                  $   34,650      $   31,403

Senior notes, interest payable semi-annually in March
      and September at 12.25%; maturing September 15,
      2007; net of debt discount of $4,879 and $4,282
      respectively                                                    145,376         145,718
Other long-term obligations                                             4,356           4,166
                                                                   ----------      ----------
                                                                      184,382         181,287
Less: current portion                                                  (3,714)         (3,708)
                                                                   ----------      ----------
                                                                   $  180,668      $  177,579
                                                                   ==========      ==========

In December 2000, the Company entered into a credit arrangement with a bank (the "Credit Arrangement") which includes both a revolving credit facility (the "Revolving Credit Facility") and a term loan to be utilized for capital expenditures (the "Term Loan"). Maximum borrowings available under the Revolving Credit Facility are $36,000 subject to limitations based on eligible accounts receivable and inventory as defined in the Credit Arrangement (the "Borrowing Base"). Since April 2001, the Company is required to maintain minimum availability levels under the Revolving Credit Facility of up to $2,000 based on earnings levels as defined in the agreement. As of July 1, 2001, all amounts outstanding under the Revolving Credit Facility that are in excess of management's projected minimum Borrowing Base for 2001, have been classified as current in the accompanying consolidated balance sheets. The Revolving Credit Facility is secured by substantially all assets of the Company.

Under the terms of the Credit Arrangement, upon achieving a minimum ratio of earnings before interest, taxes, depreciation and amortization to fixed charges (as defined in the Credit Arrangement), the Company will become eligible to borrow up to $5,000 under the Term Loan to be used to fund capital expenditures. Borrowings under the Term Loan will mature in 2005. As of July 1, 2001, no amounts were outstanding or available under the Term Loan as the Company had not achieved the required minimum financial ratio.

At July 1,2001, the Company had borrowings of $31.4 million outstanding under the Revolving Credit Facility and $2.1 million of unused credit availability.

Beginning in 2001, the Revolving Credit Facility will require the Company to comply with a minimum interest coverage ratio. Minimum interest coverage ratios are 1.0:1 from closing to March 31, 1.0:1, to June 30, 2001 and September 30, 2001 and 1.15:1 to December 31, 2001. The company was in compliance with its minimum interest coverage ratio at July 1, 2001. The Credit Arrangement also requires mandatory principal prepayments from any proceeds from the sale of the Company's assets or common stock.

On September 20, 1999, the Company issued $150,000 of 12 1/4% senior notes due 2007 at a discount of 3.7% (the "Senior Notes"). The debt discount is amortized as a non-cash charge to interest expense using the effective interest method over the term of the debt. The Senior Notes are unsecured and subordinate to the Company's other indebtedness. The proceeds from the Senior Notes were used to repay existing indebtedness and to fund the acquisitions of FlowTech, NOS and Earl's in October 1999.

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

Summarized financial information concerning the Company's operating measures for the reportable segments are shown in the following table:

                                       PERFORMANCE  REMANUFACTURED
                                          PARTS         PARTS         TOTAL
                                       -----------  --------------   --------

JANUARY 1, 2000 TO JULY 2, 2000
         Revenues                        $ 72,026      $ 12,721      $ 84,747
         Gross margin                      25,127         2,837        27,964

JANUARY 1, 2001 TO JULY 1, 2001
         Revenues                        $ 67,475      $  9,996      $ 77,471
         Gross margin                      23,170         1,731        24,901

Summary balance sheet data for inventory and fixed assets for each of the Company's reportable segments as of December 31, 2000 and July 1, 2001 are shown in the following table:

                                  PERFORMANCE   REMANUFACTURED
                                     PARTS           PARTS        TOTAL
                                  -----------   --------------   -------

AS OF DECEMBER 31, 2000
         Inventory                  $31,108         $ 3,651      $34,759
         Fixed assets                30,467           2,324       32,791

AS OF JULY 1, 2001
         Inventory                  $33,505         $ 3,767      $37,272
         Fixed assets                27,331           2,066       29,397

7. COMMITMENTS AND CONTINGENCIES

The Company is a party to various lawsuits and claims in the normal course of business. While the outcome of the lawsuits and claims against the Company cannot be predicted with certainty, management believes that the ultimate resolution of the matters will not have a material effect on the financial position or results of operations of the Company.

In May 1999, Union Pacific filed an action against Weiand, a subsidiary of Holley, and others in U.S. District Court for the Central District of California, alleging that certain soil and groundwater contamination discovered on the Union Pacific property in Los Angeles had migrated from the adjacent former Weiand facility, and that Weiand therefore is responsible for costs related to environmental response, investigation and remediation. In the litigation, Union Pacific sought damages of approximately $3 million from all defendants for past and expected future costs. In the same action, Joan F. Weiand, owner of the property on which the facility which was operated by Weiand Automotive is located and a co-defendant in this case, filed a cross-complaint against Weiand Automotive for breach of written indemnity and declaratory relief. Ms. Weiand alleged that written leases pursuant to which Weiand Automotive leased the facility for its operations obligated Weiand Automotive to indemnify Joan Weiand for the claims alleged by Union Pacific against Ms. Weiand.

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

8. COMPREHENSIVE INCOME

Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," established standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income (loss) encompasses all changes in stockholder's equity (except those arising from transactions with owners) and includes net income, net unrealized capital gains or losses on available for sale securities and foreign currency translation adjustments. Comprehensive loss for the periods ending July 2, 2000 and July 1, 2001 was the same as net loss for the Company.

9. NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective, as amended, for fiscal years beginning after June 15, 2000. SFAS No. 133 requires that all derivative financial instruments, such as interest rate swap agreements, be recognized in the consolidated financial statements and measured at fair value regardless of their intended use. Changes in the fair value of the derivative financial instruments would then be recognized periodically in operations or stockholder's equity (as a component of other comprehensive income) depending on whether the derivative is being used to hedge changes in fair value or cash flows. The Company adopted the provisions of SFAS No. 133 effective January 1, 2001. Such adoption did not have a material effect on the Company's results of operations or financial position.

In July 2001, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. The amortization of goodwill from past business combinations will cease upon adoption of this statement on January 1, 2002. Goodwill amortization for the six months ended July 1, 2001 was approximately $1.3 million. Goodwill and intangible assets acquired in business combinations completed after June 30, 2001 must comply with the provisions of this statement. Also under this statement, companies will be required to evaluate all existing goodwill for impairment within six months of adoption by comparing the fair value of each reporting unit to its carrying value at the date of adoption. Any transitional impairment losses will be recognized in the first interim period in the year of adoption and will be recognized as the effect of a change in accounting principle. Management is evaluating the potential impact of adopting these pronouncements on the results of operations and financial position of the Company.

ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The Management's Discussion and Analysis and other portions of this Report include "forward looking" statements within the meaning of the federal securities laws that are subject to future events, risks and uncertainties that could cause actual results to differ materially from those expressed or implied. Important factors that ether individually or in the aggregate could cause actual results to differ materially from those expressed include, without limitation,
(1) that the Company will not grow its sales revenue or profit, (2) that the Company will fail to be competitive with existing and new competitors, (3) that the Company will not be able to sustain its current growth, (4) that needed financing will not be available to the Company if and as needed, (5) that a significant change in the growth rate of the overall U.S. economy will occur, such that spending on performance automotive products will be materially impacted, (6) that a drastic negative change in market conditions may occur, (7) that emissions and other environmental regulations affecting us will increase thereby limiting our ability to sell our automotive products and grow our business, and (8) that some other unforeseen difficulties may occur. This list is intended to identify only certain of the principal factors that could cause actual results to differ materially from those describe in the forward-looking statements included herein.

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

COMPARISON OF THE THREE MONTHS ENDED JULY 1, 2001 AND JULY 2, 2000

         Net Sales. Net sales equals gross revenues less provisions for volume rebates, co-op advertising, and other sales allowances. Net sales for the quarter ended July 1, 2001 totaled $42.1 million compared to $45.3 million for the same period in 2000, a decrease of $3.2 million or 7.1%. Net sales in the performance segment for the second quarter of 2001 were $37.4 million compared to $39.6 million in the second quarter of 2000, a decrease of $2.2 million or 5.6% from the second quarter of 2000. Net sales in the remanufacturing segment were $4.7 million in the second quarter of 2001 compared to $5.7 million in the second quarter of 2000, a decrease of $1.0 million. Management attributes the soft second quarter demand due to the continued customer inventory reduction programs in response to the general economic slow down. The decreased sales in the remanufacturing segment is the direct result of weak demand of the repair market.

         Gross Profits. Gross profits for the second quarter of 2001 totaled $14 million or 33.3% of net sales compared to gross profits of $15.4 million or 34.0% of net sales for the same quarter in 2000. This represents a decrease of $1.4 million, or 9.1%. In the performance segment, gross profits were $13.4 million or 35.8% of net sales compared to $14.3 million or 36.1% of net sales for the second quarter of 2000. This is a decrease of $0.9 million or 6.3% and is the direct result of the impact of a $2.2 million reduction in net sales. In the remanufacturing segment, gross profits were $0.6 million or 12.8% of net sales in the second quarter of 2001 compared to $1.1 million or 19.3% of net sales for the same period in 2000. This is a decrease of $0.5 million or 45.5%. The decrease in the remanufacturing segment is due to the continued decline in demand for special order repair products in the second quarter of 2001.

         Selling, General and Administrative Expenses. Selling, general, and administrative expenses for the three months ended July 1, 2001 totaled $7.4 million or 17.6% of net sales compared to $10.2 million or 22.5% of net sales in the same period in 2000, a decrease of $2.8 million or 27.5%. The decrease is mostly attributable to a $1.4 million reduction in marketing and advertising expense and $1.2 million in administration costs reflecting reduction in personnel and purchased services.

         Amortization Expense. Amortization expense totaled $1.4 million or 3.3% of net sales for the three months ended July 1, 2001 compared to $1.4 million or 3.1% of net sales for the same period in 2000. These expenses reflect the amortization of goodwill, transaction fees, and other intangible assets associated with the purchase of Holley by KHPP Holdings, and the subsequent acquisitions of Weiand, Lunati, Hooker, FlowTech, NOS and Earl's.

         Operating Income. Operating income for the three months ended July 1, 2001 totaled $5.2 million or 12.4% of net sales compared to $3.7 million or 8.2% of net sales in the same period in 2000, an increase of $1.5 million or 40.5%. The increase primarily resulted from decreased selling, general and administrative expenses partially offset by decreased sales and gross profits.

         Interest Expense. Interest expense was $5.6 million or 13.3% of net sales for the three months ended July 1, 2001 compared to $6.2 million or 13.7% of net sales in the same period in 2000. The expense resulted from interest on the Company's revolving credit facility, and the accrual of interest associated with the Senior Notes. The revolving letter of credit is used to finance general business and working capital needs.

         Benefit for Income Taxes. Benefit for income taxes for the three months ended July 1, 2001 was $(0.2) million or 0.5% of net sales compared to a benefit of $(1.0) million or 2.2% of net sales in the same period in 2000.

         Net Loss. Net loss for the three months ended July 1, 2001 was $(0.5) million or 1.2% of net sales compared with net loss of $(1.6) million or 3.5% of sales for the same period in 2000 attributable primarily to the reasons discussed above. This represents a decrease of $1.1 million in the loss from the prior period or 68.8%. The decrease reflects increased operating income of $1.5 million and decreased interest expense of $0.6 million offset by the decreased income tax benefit of $0.8 million.

COMPARISON OF THE SIX MONTHS ENDED JULY 1, 2001 AND JULY 2, 2000

         Net Sales. Net sales for the six months ended July 1, 2001 totaled $77.5 million compared to $84.7 million for the same period in 2000, a decrease of $7.2 million or 8.5%. For the six month period ended July 1, 2001, net sales in the performance segment were $67.5 million compared to $72.0 million in the same period in 2000, a decrease of $4.5 million or 6.3%. Net sales in the remanufacturing segment were $10.0 million compared to $12.7 million in the same period in 2000, a decrease of $2.7 million or 21.3%. Management attributes the soft demand for performance products in the first six months to inventory reduction programs at most of our larger customers in response to the general economic slowdown. The decreased sales in the remanufacturing segment continued as the result of weak demand in the repair market.

         Gross Profits. Gross profits for the six months ended July 1, 2001 totaled $24.9 million or 32.1% of net sales compared to $28.0 million or 33.1% of net sales for the same period in 2000. This is a difference of $3.1 million or 11.1%. In the performance segment, gross profits were $23.2 million or 34.4% of net sales compared to $25.1 million or 34.9% of net sales in the same period in 2000. This is a decrease of $1.9 million or 7.6% and the result of a $4.5 million sales volume decrease compared to the first six months of 2000. In the remanufacturing segment, gross profits were $1.7 million or 17.0% of net sales compared to $2.8 million or 22.0% of net sales in the same period in 2000. This is a decrease of $1.1 million or 39.3% reflecting the decline in demand for special order repair products as compared to the first six months of 2000.

         Selling, General and Administrative Expenses. Selling, general, and administrative expenses ("S, G & A Expenses) for the six months ended July 1, 2001 totaled $14.9 million or 19.2% of net sales compared to $19.9 million or 23.5% of net sales in the same period in 2000, a decrease of $5.0 million or 25.1%. The decrease is mostly attributable to a $2.1 million reduction in marketing and advertising expense, a $0.1 million reduction in R&D, and a $2.3 million reduction in administrative costs reflecting reduction in personnel and purchased services.

         Amortization Expense. Amortization expense for the six months ended July 1, 2001 totaled $2.9 million or 3.7% of net sales compared to $2.7 million or 3.2% of net sales for the same period in 2000. These expenses reflect the amortization of goodwill, transaction fees, and other intangible assets associated with the purchase of Holley by KHPP Holdings, and the subsequent acquisitions of Weiand, Lunati, Hooker, FlowTech, NOS and Earl's.

         Operating Income. Operating income for the six months ended July 1, 2001 totaled $7.1 million or 9.2% of net sales compared to $5.2 million or 6.1% of net sales in the same period in 2000, an increase of $1.9 million or 36.5%. The increase primarily resulted from decreased selling, general and administrative expenses partially offset by decreased sales and gross profits.

         Interest Expense. Interest expense was $11.4 million or 14.7% of net sales for the six months ended July 1, 2001 compared to $12.0 million or 14.2% of net sales in the same period in 2000. The expense resulted from interest on the Revolving Credit Facility, and the accrual of interest associated with the Senior Notes. The Revolving Credit Facility is used to finance general business and working capital needs.

         Benefit for Income Taxes. Benefit for income taxes for the six months ended July 1, 2001 was $(1.2) million or 1.5% of net sales compared to a $(2.2) million or 2.6% of net sales benefit in the same period in 2000.

         Net Loss. Net loss for the six months ended July 1, 2001 was $(3.4) million compared with net loss of $(4.7) million for the same period in 2000, a decrease of $1.3 million or 27.7%. The decrease in the loss reflects increased operating income offset by the reduced income tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

         Operating Activities. Net cash provided/(used) by operating activities for the six months ended July 1, 2001 was $(2.7) million. The decrease in net income and increased working capital requirements contributed primarily to the increase in net cash used by operating activities in the period. Inflows from depreciation and amortization of $7.3 million were offset by outflows due to increased working capital of $5.6 million, deferred income taxes of $1.2 million and a net loss of $3.4 million. The increase in working capital was primarily attributable to increased inventories of $2.5 million resulting from lower than anticipated sales, increased accounts receivable of $2.0 million; decreased other assets of $1.0 million primarily due to receipt of income tax refunds; decrease in accounts payable of $1.3 million, and increased accrued liabilities of $3.6 million.

         Investing Activities. Net cash used in investing activities for the six months ended July 1, 2001 was $0.5 million for capital additions.

         Financing Activities. Net cash payments to reduce long term debt for the six months ended July 1, 2001 was $3.4 million.

         Our primary sources of liquidity are funds generated by operations and borrowings under our bank credit facility.

         Earnings before Interest Depreciation and Amortization (EBITDA) is a non-GAAP concept which some investors use to measure cash generated from operations within a given period. EBITDA for the three months ended July 1, 2001 was $8.0 million or 19.0% of net sales compared to $7.0 million or 15.5% of net sales for the same period in 2000, an increase of $1.0 million or 14.3% over the same period in 2000. This increase in funds is due to a $2.8 million reduction in S,G & A expenses, a $2.2 million reduction in manufacturing expenses, partially offset by a reduction in gross margin due to a $2.9 million decrease in sales from 2000 levels.

         EBITDA for the six month period ended July 1, 2001 was $13.8 million or 17.8% of sales compared to $11.4 million or 13.5% of sales for the same period in 2000, an increase of $2.2 million or 20.0% over the same period in 2000. This increase in funds is due to a $5.0 million reduction in S,G & A Expenses, a $3.9 million reduction in manufacturing expenses, partially offset by a reduction in gross margin due to a $7.2 million decrease in sales from 2000 levels.

         Holley is dependent on the Revolving Credit Facility to fund its working capital needs. Based on our projections, we believe that we will continue to be in compliance with the quarterly financial ratio covenants during 2001 and that the Revolving Credit Facility will be adequate to fund our working capital needs during 2001. However, should the Revolving Credit Facility become unavailable or should we fail to meet our projected results, we may be forced to seek additional sources of financing in order to fund our working capital needs. There can be no assurance that we can obtain such additional financing on satisfactory terms.

         We historically have expanded our business through the acquisition of other related and complementary businesses, and we continue to seek and evaluate acquisition opportunities. We anticipate that our existing capital resources and cash flow generated from future operations and drawings under our bank credit facility will enable us to maintain our planned operations, capital expenditures and debt service for the foreseeable future. However, our current indenture and bank credit facility terms, as well as our current level of indebtedness, would significantly limit or prevent incurrence of any substantial indebtedness.

         In December 2000, we replaced our existing senior credit facility with Credit Agricole IndoSuez, (consisting of a $35.0 million revolving credit facility) with a 5 year, $41.0 million facility provided by Fleet Capital Corporation that matures in December 2005. This facility is comprised of two parts: a $36.0 million revolving credit portion and a $5.0 million term facility to be used for fixed asset purchases as required. The revolving credit facility has an interest coverage covenant only. During the term of the revolving credit facility, Holley is required to have an interest coverage ratio of 1.0:1.0 from the closing date to March 31, 2001, 1.10:1.0 from the closing date to June 30, 2001, 1.10:1.0 from the closing date to September 30, 2001, and 1.15:1.0 from the closing date to December 31, 2001. The interest coverage ratios for the remaining term of the loan are 1.20:1.0 for the four quarters each ending on March 31, June 30, September 30, and December 31, 2002; 1.25:1.0 for the four quarters each ending on March 31, June 30, September 30, and December 31, 2003, 2004 and 2005. Borrowings under the facility are limited to 75% of eligible receivables and 55% of eligible inventories. Under the credit agreement, Holley must have availability of $2.0 million if EBITDA on a trailing twelve month basis is equal to or less than $28.0 million, $1.0 million if EBITDA is less than or equal to $32.0 million but greater than $28.0 million, and $0 if greater than $32.0 million. The initial $2.0 million availability requirement became effective during April, 2001. Fleet Capital has a perfected security interest in all the assets of Holley. Our liquidity as of July 1, 2001 consists of $2.1 million of revolving credit facility availability. The term facility can be accessed when Holley has achieved a Fixed Charge Coverage Ratio of 1.0x on a trailing twelve month basis. (Fixed Charge Coverage is defined as EBITDA less non-financial fixed asset expenditures and cash taxes divided by cash interest plus scheduled principle payments.) Under the agreement we may borrow either at LIBOR or Base interest rates as shown in the table below.

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

ITEM 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Holley's exposure to interest rate changes is primarily related to its variable rate debt which may be outstanding from time to time under its $41.0 million credit facility with Fleet Capital. Both the revolving portion of the $36.0 million credit facility and the $5.0 million term facility carry interest rates which are based on the London Interbank Offered Rate or base rate. Because the interest rate on the credit facility is variable, the Company's cash flow may be affected by increases in either the LIBOR or prime rate. Management does not, however, believe that any risk inherent in the variable-rate nature of the loan is likely to have a material effect on Holley. As of July 1, 2001, Holley's outstanding balance on the revolving credit facility was $31.4 million.

         Sensitivity Analysis. To assess exposure to interest rate changes, Holley has performed a sensitivity analysis assuming that it had drawn the full $36.0 million balance available under the Revolving Credit Facility. If the prime rate rose 100 basis points, the increase in the monthly interest payment would equal $30,000. Holley does not believe the risk resulting from such fluctuations is material nor that the payment required would have material effect on cash flow.

PART II- OTHER INFORMATION

ITEM 1- LEGAL PROCEEDINGS.

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

         Weiand has settled its claims with Joan Weiand and has reached a settlement in principle with Union Pacific. The court entered an order granting Holley and Weiand protection from contribution claims to the maximum extent permitted by law and dismissing all pending claims with prejudice. All of the funds needed for the settlement with Joan Weiand and with Union Pacific will be paid out of Holley's insurance policy coverage at no cost to Holley.

         Weiand is also required, as part of the settlement with Joan Weiand and with Union Pacific, to participate in the environmental investigation and remediation of the former Weiand Facility property to prevent alleged off-site migration of hazardous substances from the property. Weiand is engaged in discussions with Joan Weiand and with the California Department of Toxic Substances Control ("DTSC") concerning appropriate and necessary investigation and remediation activities at the site. Weiand recently entered into a Voluntary Cleanup Agreement with the DTSC to perform the work. Management has had environmental studies performed and has provided an adequate reserve for the remediation based on the results of those studies.

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

ITEM 5- OTHER INFORMATION.

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. The amortization of goodwill from past business combinations will cease upon adoption of this Statement on January 1, 2002. Goodwill and intangible assets acquired in business combinations completed after June 30, 2001 must comply with the provisions of this Statement. Also under this Statement, companies will be required to evaluate all existing goodwill for impairment within six months of adoption by comparing the fair value of each reporting unit to its carrying value at the date of adoption. Any transitional impairment losses will be recognized in the first interim period in the year of adoption and will be recognized as the effect of a change in accounting principle. Management is evaluating the potential impact of adopting these pronouncements on the results of operations and financial position of the Company.

ITEM 6- EXHIBITS AND REPORTS ON FORM 8-K.

         (A)    Exhibits

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

         (B)    Reports on Form 8-K

         Registrant did not file any reports on Form 8-K during the quarter for which this request was filed.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                         Holley Performance Products Inc.


Date: August 14, 2001    /s/ JEFFREY G. KING
                         ------------------------------------------------------
                         Jeffrey G. King, President and Chief Executive Officer


Date: August 14, 2001    /s/ A. BRUCE REYNOLDS
                         ------------------------------------------------------
                         A. Bruce Reynolds, Chief Financial Officer
                         (principal financial officer)