Form 10-Q
period 2001-09-30
HOLLEY PERFORMANCE PRODUCTS INC
filed 2001-11-13
CIK 1096536

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2001

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-89061

HOLLEY PERFORMANCE PRODUCTS INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	61-1291482

(State of Incorporation)	(I.R.S. Employer Identification Number)

1801 Russellville Road, Post Office Box 10360, Bowling Green, KY 42102-7360

(Address Of Principal Executive Offices, Including Zip Code)

270-782-2900

(Registrant’s Telephone, Including Area Code)

     Securities registered pursuant to Section 12(b) of the Act: None

     Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes       No

     There were 1,000 shares of Common Stock outstanding as of September 30, 2001.

HOLLEY PERFORMANCE PRODUCTS INC.

Quarterly Report on Form 10-Q
For the Three Months Ended September 30, 2001

		Page No

	PART I

Item 1	Financial Statements	3

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3	Qualitative and Quantitative Disclosures about Market Risk	18

	PART II

Item 1	Legal Proceedings	19

Item 6	Exhibits and Reports on Form 8-K	19

SIGNATURES		20

PART I- FINANCIAL INFORMATION

Item 1- Financial Statements

HOLLEY PERFORMANCE PRODUCTS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	December 31,	September 30,
	2000	2001
		(Unaudited)

ASSETS

CURRENT ASSETS:

Cash	$6,967	$1,259

Accounts receivable, net of allowance for doubtful accounts of $964 and $856, respectively	27,573	26,531

Inventories	34,759	36,427

Deferred income taxes	3,514	3,068

Income taxes receivable	1,305	—

Other current assets	1,020	1,932

Total current assets	75,138	69,217

PROPERTY, PLANT AND EQUIPMENT, net	32,791	27,261

INTANGIBLE ASSETS, net	156,700	151,922

Total assets	$264,629	$248,400

LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES:

Current portion of long-term debt	$3,714	$3,727

Accounts payable	11,833	13,996

Accrued liabilities	19,257	11,056

Total current liabilities	34,804	28,779

LONG-TERM DEBT, net of current portion	180,668	177,493

DEFERRED INCOME TAXES	16,841	15,602

OTHER	537	463

COMMITMENTS AND CONTINGENCIES	—	—

Total liabilities	232,850	222,337

STOCKHOLDER’S EQUITY:

Common stock, $1.00 par value; 1,000 shares authorized, issued and outstanding	1	1

Paid-in capital	52,499	52,499

Accumulated deficit	(20,721)	(26,437)

Total stockholder’s equity	31,779	26,063

Total liabilities and stockholder’s equity	$264,629	$248,400

     The accompanying notes are an integral part of these consolidated financial statements.

HOLLEY PERFORMANCE PRODUCTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Three months ended		Nine months ended

	October 1, 2000	September 30, 2001	October 1, 2000	September 30, 2001

NET SALES	$42,949	$38,869	$127,697	$116,342

COST OF SALES	27,725	25,722	84,508	78,294

Gross profit	15,224	13,147	43,189	38,048

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	9,136	7,605	28,979	22,509

PLANT RELOCATION COSTS	259	—	459	—

AMORTIZATION EXPENSE	1,400	1,482	4,138	4,344

TOTAL OPERATING EXPENSES	10,795	9,087	33,576	26,853

Operating income	4,429	4,060	9,613	11,195

INTEREST EXPENSE	5,853	5,557	17,854	16,989

LOSS ON SALE OF FIXED ASSETS	—	(409)	—	(409)

OTHER INCOME (EXPENSE)	—	82	—	(26)

LOSS BEFORE TAXES AND MINORITY INTEREST	(1,424)	(1,824)	(8,241)	(6,229)

INCOME TAX PROVISION (BENEFIT)	(288)	420	(2,515)	(750)

LOSS BEFORE MINORITY INTEREST	(1,136)	(2,244)	(5,726)	(5,479)

MINORITY INTEREST, NET OF TAXES	—	(100)	(133)	(237)

NET LOSS	$(1,136)	$(2,344)	$(5,859)	$(5,716)

     The accompanying notes are an integral part of these consolidated financial statements.

HOLLEY PERFORMANCE PRODUCTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
(Dollars in Thousands)
(Unaudited)

	Common Stock	Paid-in Capital	Accumulated Deficit	Total

BALANCE, December 31, 2000	$1	$52,499	$(20,721)	$31,779

Net loss	—	—	(5,716)	(5,716)

BALANCE, September 30, 2001	$1	$52,499	$(26,437)	$26,063

     The accompanying notes are an integral part of these consolidated financial statements.

HOLLEY PERFORMANCE PRODUCTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	January 1, 2000	January 1, 2001
	to	to
	October 1, 2000	September 30, 2001

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(5,859)	$(5,716)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	9,414	10,904

Amortization of debt discount	642	514

Deferred income taxes	(2,295)	(793)

Loss on sale and disposal of fixed assets	—	449

Changes in assets and liabilities, net of assets purchased:

Accounts receivable	(900)	1,042

Inventories	(6,034)	(1,668)

Other assets	3,222	84

Accounts payable	3,738	2,163

Accrued liabilities	(5,595)	(8,275)

Net cash used in operating activities	(3,667)	(1,296)

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(4,081)	(786)

Proceeds from sale of equipment	—	50

Other noncurrent assets	390	—

Cash paid for acquisitions	(679)	—

Net cash used in investing activities	(4,370)	(736)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net proceeds (payments) on long-term obligations	7,261	(3,676)

Financing costs	(534)	—

Net cash provided by (used in) financing activities	6,727	(3,676)

NET CHANGE IN CASH	$(1,310)	$(5,708)

BALANCE AT BEGINNING OF PERIOD	1,359	6,967

BALANCE AT END OF PERIOD	$49	$1,259

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$20,259	$20,200

Cash paid for income taxes	$4	$—

     The accompanying notes are an integral part of these consolidated financial statements.

HOLLEY PERFORMANCE PRODUCTS INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

     The consolidated balance sheets of Holley Performance Products, Inc. (the “Company” or “Holley”) as of December 31, 2000 and September 30, 2001, and the consolidated statements of operations for the three and nine month periods ended October 1, 2000 and September 30, 2001, and the consolidated statements of cash flows for the nine month periods ended October 1, 2000 and September 30, 2001 have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been made. Operating results for the three- and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

     The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

     Certain reclassifications have been made to the prior year financial information to conform to the 2001 presentation. These reclassifications had no effect on net income.

     For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2000.

     In 2001, management has implemented actions designed to mitigate reductions in sales volume and gross profit due to general economic decline while controlling operating expenses. The Company is dependent on its revolving credit facility to fund its working capital needs. The Company’s ability to operate within the cash available under its revolving credit facility and to comply with the restrictive financial covenants required under that facility are dependent on improved net income and reductions in the level of working capital necessary to operate the business.

     The Company is in compliance with the revolving credit facility’s quarterly financial ratio covenant for the period ended September 30, 2001. Management believes that the Company will be in compliance with the revolving credit facility’s quarterly financial ratio covenant in subsequent quarters, and that the revolving credit facility will be adequate to allow the Company to fund its working capital needs during 2001. However, should the revolving credit facility become unavailable or the Company fail to meet its projected results, the Company may be forced to seek additional sources of financing in order to fund its working capital needs. There can be no assurance that the Company can obtain such additional financing on satisfactory terms.

     The Company, a Delaware corporation based in Bowling Green, Kentucky, is a leading manufacturer of a diversified line of performance automotive products, including carburetors, fuel pumps, fuel injection systems, ignition systems, camshafts, crankshafts, pistons, superchargers, exhaust headers, mufflers, engine plumbing products, nitrous oxide systems, and remanufactured carburetors. The products are designed to enhance street, off-road, recreational and competitive vehicle performance through increased horsepower, torque and driveability. In addition to its automotive performance line, Holley manufactures performance marine, and performance products for the powersport and motorcycle markets.

2. INVENTORIES

     Inventories of the Company consist of the following:

	December 31,	September 30,
	2000	2001

Raw materials	$10,697	$14,791

Work-in-progress	7,689	4,094

Finished goods	16,373	17,542

	$34,759	$36,427

3. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment of the Company consist of the following:

	December 31,	September 30,
	2000	2001

Land	$360	$360

Buildings and improvements	11,537	11,644

Machinery and equipment	28,928	28,154

Computer equipment	3,849	3,745

Furniture and fixtures	1,835	1,815

Construction in process	800	1,255

	47,309	46,973

Less: accumulated depreciation	(14,518)	(19,712)

	$32,791	$27,261

     Depreciation expense was $5,276 and $5,817 for the nine months ended and $1,779 and $1,914 for the three months ended October 1, 2000 and September 30, 2001, respectively.

4. ACCRUED LIABILITIES

     Accrued liabilities of the Company consist of the following:

	December 31,	September 30,
	2000	2001

Wages and benefits	$4,719	$5,123

Reserve for product returns	3,423	2,467

Interest	5,391	923

Other	5,724	2,543

	$19,257	$11,056

5. LONG-TERM DEBT

     Long-term debt of the Company consists of the following:

	December 31,	September 30,
	2000	2001

Secured revolving line of credit facility due to a bank; interest due quarterly at a variable rate based on LIBOR or prime at the Company’s option, plus the applicable margin rate (5.12% at September 30, 2001); maturing December 28, 2005	$34,650	$31,238

Senior notes, interest payable semi-annually in March and September at 12.25%; maturing September 15, 2007; net of debt discount of $4,624 and $4,110, respectively	145,376	145,890

Other long-term obligations	4,356	4,092

	184,382	181,220

Less: current portion	(3,714)	(3,727)

	$180,668	$177,493

     In December 2000, we replaced our existing senior credit facility with Credit Agricole IndoSuez, (consisting of a $35.0 million revolving credit facility) with a 5 year, $41.0 million facility provided by Fleet Capital Corporation that matures in December 2005. This facility is comprised of two parts: a $36.0 million revolving credit portion and a $5.0 million term facility to be used for fixed asset purchases as required. The revolving credit facility has an interest coverage covenant only. During the term of the revolving credit facility, Holley is required to have an interest coverage ratio of 1.0:1.0 from the closing date to March 31, 2001. 1.10:1.0 from the closing date to June 30, 2001. 1.10:1.0 from the closing date to September 30, 2001, and 1.15:1.0 from the closing date to December 31, 2001. The interest coverage ratios for the remaining term of the loan are 1.20:1.0 for the four quarters each ending on March 31, June 30, September 30, and December 31, 2002; 1.25:1.0 for the four quarters each ending on March 31, June 30, September 30, and December 31, 2003, 2004 and 2005. Borrowings under the facility are limited to 75% of eligible receivables and 55% of eligible inventories. Under the credit agreement, Holley must have availability of $2.0 million if EBITDA on a trailing twelve month basis is equal to or less than $28.0 million, $1.0 million if EBITDA is less than or equal to $32.0 million but greater than $28.0 million, and $0 if greater than $32.0 million. The initial $2.0 million availability requirement became effective during April, 2001. Fleet Capital has a perfected security interest in all the assets of Holley. Our liquidity as of September 30, 2001 consists of $1.3 million in cash and $0.9 million of revolving credit facility availability. The term facility can be accessed when Holley has achieved a Fixed Charge Coverage Ratio of 1.0x on a trailing twelve month basis. (Fixed Charge Coverage is defined as EBITDA less non-financial fixed asset expenditures and cash taxes divided by cash interest plus scheduled principal payments.) As of September 30, 2001, all amounts outstanding under the Revolving Credit Facility that are in excess of management’s projected minimum borrowings for 2001, have been classified as current in the accompanying consolidated balance sheets. The Credit Arrangement also requires mandatory principal prepayments from any proceeds from the sale of the Company’s assets or common stock.

     Under the terms of the Credit Arrangement upon achieving a minimum ratio of earnings before interest, taxes, depreciation and amortization to fixed charges (as defined in the Credit Arrangement), the Company will become eligible to borrow up to $5.0 million under the Term Loan to be used to fund capital expenditures. Borrowings under the Term Loan will mature in 2005. As of September 30, 2001, no amounts were outstanding or available under the Term Loan as the Company had not met the required conditions to implement the Term Loan.

     At September 30, 2001, the Company had borrowings of $31.2 million outstanding under the Revolving Credit Facility and $0.9 million of unused credit availability and $1.3 million in cash.

     On September 20, 1999, the Company issued $150.0 million of 12 1/4% senior notes due 2007 at a discount of 3.7% (the “Senior Notes”). The debt discount is amortized as a non-cash charge to interest expense using the effective interest method over the term of the debt. The Senior Notes are unsecured and subordinate to the Company’s other indebtedness. The proceeds from the Senior Notes were used to repay existing indebtedness and to fund the acquisitions of FlowTech, NOS and Earl’s in October 1999.

6. INCOME TAXES

     The Company’s income tax provision for the three months ended September 30, 2001 differs from the expected benefit using the federal statutory rate of 34% primarily due to the non-deductible goodwill amortization. The Company’s income tax benefit for the nine months ended September 30, 2001 differs from the federal statutory rate of 34% primarily due to non-deductible goodwill amortization.

7. SEGMENT DATA

     The Company’s reportable segments have a common management team and infrastructure; however, due to the different nature of the products sold by each segment, the Company monitors each segment’s revenues and gross margin on a stand-alone basis when making strategic decisions regarding the allocation of Company resources.

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

     The accounting polices of the reportable segments are the same as those described in the Company’s annual financial statements and should be read in conjunction with the notes thereto. The Company evaluates the performance of its reportable segments based on gross profit. Intersegment sales and transfers are not significant.

     Summarized financial information concerning the Company’s operating measures for the reportable segments are shown in the following table:

	Performance	Remanufactured
	Parts	Parts	Total

July 3, 2000 to October 1, 2000

Revenues	$36,994	$5,955	$42,949

Gross profit	13,758	1,466	15,224

July 2, 2001 to September 30, 2001

Revenues	$34,651	$4,218	$38,869

Gross profit	12,417	730	13,147

January 1, 2000 to October 1, 2000

Revenues	$109,021	$18,676	$127,697

Gross profit	38,886	4,303	43,189

January 1, 2001 to September 30, 2001

Revenues	$102,128	$14,214	$116,342

Gross profit	35,587	2,461	38,048

     Summary balance sheet data for inventory and fixed assets for each of the Company’s reportable segments as of December 31, 2000 and September 30, 2001 are shown in the following table:

	Performance	Remanufactured
	Parts	Parts	Total

As of December 31, 2000

Inventory	$31,108	$3,651	$34,759

Fixed assets	30,467	2,324	32,791

As of September 30, 2001

Inventory	$33,088	$3,339	$36,427

Fixed assets	25,308	1,953	27,261

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

     In December 2000, Union Pacific, Holley, Weiand and Joan Weiand, the owner of the Weiand property, reached a comprehensive settlement in exchange for a cash payment significantly less than the sought amount, resulting in a full dismissal of the lawsuit. A substantial majority of the settlement payment was paid by Weiand's insurers. In connection with the settlement, an additional $550,000 paid by the settling insurers has been put into a Site Source Control Account to fund investigation and any required remediation of the Weiand property, as may be required by the State of California. Part of the attorney fees and litigation expenses of the parties were also reimbursed by the settling insurers.

     In 2000, Weiand discovered possibly significant soil contamination on the Weiand property, which has not yet been fully analyzed by Weiand's environmental consultants. Holley is working with the property owner, under the supervision of the California Department of Toxic Substances Control, to investigate and, if necessary, remediate the contamination. Holley cannot estimate the potential liability arising from that contamination, if any, or the possible outcome of any state environmental regulatory requirements. Holley and Weiand are working vigorously to address regulatory issues arising from the discovered contamination. The $550,000 received from Holley's insurers has been placed in a Site Source Control Account to fund investigation and any required remediation of the Weiand property, as may be required by the State of California.

     The Company, like others in similar businesses, is subject to extensive federal, state and local environmental laws and regulations. Although Company environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent regulation could require the Company to make unforeseen environmental expenditures.

9. COMPREHENSIVE INCOME

     Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income,” established standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income (loss) encompasses all changes in stockholder’s equity (except those arising from transactions with owners) and includes net income, net unrealized capital gains or losses on available for sale securities and foreign currency translation adjustments. Comprehensive loss for the periods ending October 1, 2000 and September 30, 2001 was the same as net loss for the Company.

10. NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” effective, as amended, for fiscal years beginning after June 15, 2000. SFAS No. 133 requires that all derivative financial instruments, such as interest rate swap agreements, be recognized in the consolidated financial statements and measured at fair value regardless of their intended use. Changes in the fair value of the derivative financial instruments would then be recognized periodically in operations or stockholder’s equity (as a component of other comprehensive income) depending on whether the derivative is being used to hedge changes in fair value or cash flows. The Company adopted the provisions of SFAS No. 133 effective January 1, 2001. Such adoption did not have a material effect on the Company’s results of operations or financial position.

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations" and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 was effective July 1, 2001 and SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method. SFAS No. 142 changes the accounting for goodwill from an amortization method to an annual impairment test in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives. The amortization of goodwill from past business combinations will cease upon adoption of this Statement on January 1, 2002. Goodwill and other intangible amortization for the nine months ended

September 30, 2001 was approximately $4.3 million.

     The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

Item 2- Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.

     THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE ACCOMPANYING UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES THERETO INCLUDED HEREIN, AND THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO CONTAINED IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000.

“SAFE HARBOR” STATEMENT

     This Report contains certain forward-looking statements with respect to the Company’s operations, industry, financial condition and liquidity. These statements, which are typically introduced by phrases such as “the Company believes”, “anticipates”, “estimates” or “expects” certain conditions to exist, reflect management’s best current assessment of a number of risks and uncertainties. The Company’s actual results could differ materially from the results anticipated in these forward-looking financial statements as a result of certain factors described in this report.

     The Management’s Discussion and Analysis and other portions of this Report include “forward looking” statements within the meaning of the federal securities laws that are subject to future events, risks and uncertainties that could cause actual results to differ materially from those expressed or implied. Important factors that ether individually or in the aggregate could cause actual results to differ materially from those expressed include, without limitation, (1) that the Company will not grow its sales revenue or profit, (2) that the Company will fail to be competitive with existing and new competitors, (3) that the Company will not be able to sustain its current growth, (4) that needed financing will not be available to the Company if and as needed, (5) that a significant change in the growth rate of the overall U.S. economy will occur, such that spending on performance automotive products will be materially impacted, (6) that a drastic negative change in the market conditions may occur, (7) that emissions and other environmental regulations affecting the Company will increase thereby limiting our ability to sell our automotive products and grow our business, and (8) that some other unforeseen difficulties may occur. This list is intended to identify only certain of the principal factors that could cause actual results to differ materially from those describe in the forward-looking statements included herein.

OVERVIEW

     Founded in 1903, Holley is a leading manufacturer and marketer of specialty products for the performance automotive, marine and powersports (motorcycle, jet-ski, snowmobile and go-cart) aftermarkets. Holley designs, manufactures and markets a diversified line of automotive performance racing products that include fuel, air, spark (also known as ignition) and internal engine management systems. We design our products to enhance vehicle performance through generating increased horsepower, torque and acceleration. Our products include both throttle body and multi-port fuel injection systems, performance and remanufactured carburetors, digital ignition systems, distributors, fuel pumps, camshafts, crankshafts, intake manifolds, pistons, super chargers, exhaust systems, headers, mufflers and motorcycle exhaust pipes, cylinder heads, water pumps and throttle bodies. With the October 1999 acquisitions of FlowTech, NOS and Earl’s, our product offerings also include nitrous oxide injection systems and performance automotive plumbing products. In the performance automotive aftermarket, we have the most widely recognized brand name and a broad distribution network, which includes specialized retailers, performance wholesale distributors, mail order retailers and original equipment manufacturers (“OEM’s”). We have developed strong relationships with our customers in each distribution channel, including leading companies such as Advance Auto Parts, AutoZone, CSK Auto, Keystone, O’Reilly, Summit Racing, Jeg’s mail order, GM Service Parts, Volvo-Penta and Mercury Marine.

SEASONALITY

     Our operations experience slight seasonal trends, which generally affect the overall automotive aftermarket industry. Historically, our revenues are highest in the spring, during our second fiscal quarter, which marks the beginning of the racing season and when the weather is better suited for outdoor automotive repair activity. Seasonality has a more prevalent effect on our remanufacturing facility in Springfield, Tennessee, and accordingly, we occasionally hire temporary employees to respond to peak demand.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND OCTOBER 1, 2000

     Net Sales. Net sales equals gross revenues less provisions for volume rebates, co-op advertising, and other sales allowances. Net sales for the quarter ended September 30, 2001 totaled $38.9 million compared to $42.9 million for the same period in 2000, a decrease of $4.0 million or 9.3%. Net sales in the performance segment for the third quarter of 2001 were $34.7 million compared to $37.0 million in the third quarter of 2000, a decrease of $2.3 million or 6.2% over the third quarter of 2000. Net sales in the remanufacturing segment were $4.2 million in the third quarter of 2001 compared to $6.0 million in the third quarter of 2000, a decrease of $1.8 million, or 30.0%. Management attributes the soft third quarter demand to customer continued inventory reduction programs in response to the general economic slow down. The decreased sales in the remanufacturing segment is the direct result of weak demand of the repair market due to the general economic slowdown.

     Gross Profit. Gross profit for the third quarter of 2001 totaled $13.1 million or 33.7% of net sales compared to gross profit of $15.2 million or 35.4% of net sales for the same quarter in 2000. This represents a decrease of $2.1 million. In the performance segment, gross profit was $12.4 million or 35.7% of net sales compared to $13.8 million or 37.2% of net sales for the third quarter of 2000. This is a decrease of $1.4 million and is the direct result of the impact of a $2.3 million reduction in net sales and product mix changes. In the remanufacturing segment, gross profit was $0.7 million or 16.7% of sales in the third quarter of 2001 compared to $1.5 million or 25.0% of net sales for the same period in 2000. This is a decrease of $0.8 million. The decrease in the remanufacturing segment is due to the continued decline in demand for special order repair products in the third quarter of 2001 and increased absorption of fixed costs.

     Selling, General and Administrative Expenses. Selling, general and administrative (“S,G&A”) expenses for the three months ended September 30, 2001 totaled $7.6 million compared to $9.1 million in the same period in 2000, a decrease of $1.5 million or 16.5%. The decrease is mostly attributable to a $0.6 million reduction in marketing and advertising expense and $0.9 million in administration costs reflecting reductions in personnel and purchased services.

     Amortization Expense. Amortization expense totaled $1.5 million for the three months ended September 30, 2001 compared to $1.4 million for the same period in 2000. These expenses reflect the amortization of goodwill values, transaction fees, and other intangible asset values associated with the purchase of Holley by KHPP Holdings, and the subsequent acquisitions of Weiand, Lunati, Hooker, FlowTech, NOS and Earl’s.

     Operating Income. Operating income for the three months ended September 30, 2001 totaled $4.1 million or 10.5% of net sales compared to $4.4 million or 10.3% of net sales in the same period in 2000, a decrease of $0.3 million. The decrease primarily resulted from decreased sales and gross profit partially offset by decreased Selling, General and Administrative expenses and Plant Relocation Costs.

     Interest Expense. Interest expense was $5.6 million for the three months ended September 30, 2001 compared to $5.9 million in the same period in 2000. The expense resulted from interest on our Company’s revolving credit facility, and the accrual of interest associated with our 12 1/4% Senior Notes due 2007 issued in September 1999. The revolving facility is used to finance general business and working capital needs.

     Provision (benefit) for Income Taxes. Provision for income taxes for the three months ended September 30, 2001 was $0.4 million compared to a $(0.3) million benefit in the same period in 2000. The quarterly provision for income taxes results primarily from non-deductible goodwill amortization.

     Net Loss. Net loss for the three months ended September 30, 2001 was $(2.3) million or 5.9% of net sales compared with net loss of $(1.1) million or 2.6% of net sales for the same period in 2000. The increased net loss is attributable primarily to the reasons discussed above, and the disposal of fixed assets for a loss of $(0.4) million at the Weiand foundry which was closed in July 2001. The parts provided by the Weiand facility have been outsourced to other vendors. This quarterly net loss represents an increase of $1.2 million from the loss of the prior period. The increase in the loss reflects decreased operating income of $0.3 million, the $(0.4) million loss on sale of fixed assets, and the increased provisions for income taxes of $0.7 million and minority interest of $0.1 million, offset by decreased interest expense of $0.3 million.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND OCTOBER 1, 2000

     Net Sales. Net sales for the nine months ended September 30, 2001 totaled $116.3 million compared to $127.7 million for the same period in 2000, a decrease of $11.4 million or 8.9%. For the nine month period ended September 30, 2001, sales in the performance segment were $102.1 million compared to $109.0 million in the same period in 2000, a decrease of $6.9 million or 6.3%. Sales in the remanufacturing segment were $14.2 million compared to $18.7 million in the same period in 2000, a decrease of $4.5 million or 24.1%. Management attributes the soft demand for performance products in the first nine months to inventory reduction programs at most of our larger customers in response to the general economic slowdown. The decreased sales in the remanufacturing segment continued as the result of weak demand experienced in the repair market.

     Gross Profit. Gross profit for the nine months ended September 30, 2001 totaled $38.0 million or 32.7% of net sales compared to $43.2 million or 33.8% of net sales for the same period in 2000. This is a difference of $5.2 million. In the performance segment, gross profit was $35.6 million or 34.9% of net sales compared to $38.9 million or 35.7% of net sales in the same period in 2000. This is a decrease of $3.3 million and is the result of the $6.9 million of sales volume decrease compared to the first nine months of 2000 and product mix changes. In the remanufacturing segment, gross profit was $2.5 million or 17.6% of sales compared to $4.3 million or 23.0% of net sales in the same period in 2000. This is a decrease of $1.8 million reflecting the decline in demand for special order repair products as compared to the first nine months of 2000 and increased absorption of fixed costs.

     Selling, General and Administrative Expenses. Selling, general, and administrative expenses for the nine months ended September 30, 2001 totaled $22.5 million compared to $29.0 million in the same period in 2000, a decrease of $6.5 million or 22.4%. The decrease is mostly attributable to a $3.1 million reduction in marketing and advertising expense, a $0.1 million reduction in research and development, and a $3.3 million reduction in administrative costs reflecting reduction in personnel and purchased services.

     Amortization Expense. Amortization expense for the nine months ended September 30, 2001 totaled $4.3 million or compared to $4.1 million for the same period in 2000. These expenses reflect the amortization of goodwill ($2.0 million), non-compete agreements ($1.4 million), and other intangible assets ($0.9 million) associated with the purchase of Holley by KHPP Holdings, and the subsequent acquisitions of Weiand, Lunati, Hooker, FlowTech, NOS and Earl’s.

     Operating Income. Operating income for the nine months ended September 30, 2001 totaled $11.2 million or 9.6% of sales compared to $9.6 million or 7.5% of net sales in the same period in 2000, an increase of $1.6 million or 16.7%. The increase primarily resulted from decreased selling, general and administrative expenses partially offset by decreased sales and gross profit.

     Interest Expense. Interest expense was $17.0 million for the nine months ended September 30, 2001 compared to $17.9 million in the same period in 2000, a decrease of $(0.9) million. This reduction in interest expense resulted primarily from lower interest rates in 2001 vs. 2000. The expense resulted from interest on our Company’s revolving credit facility, and the accrual of interest associated with our Senior Notes. The revolving credit facility is used to finance general business and working capital needs.

     Provision (benefit) for Income Taxes. Benefit for income taxes for the nine months ended September 30, 2001 was $(0.8) million compared to a $(2.5) million benefit in the same period in 2000. The benefit in 2001 results from an adjustment of income taxes to reflect the loss for the year offset by the non-deductible amortization.

     Net Loss. Net loss for the nine months ended September 30, 2001 was $(5.7) million compared with a net loss of $(5.9) million for the same period in 2000. This is a 3.4% decrease in the net loss.

LIQUIDITY AND CAPITAL RESOURCES

     Operating Activities. Net cash used by operating activities for the nine months ended September 30, 2001 was $1.3 million. The net loss and changes in working capital contributed primarily to the net cash used by operating activities in the period. Non cash charges from depreciation and amortization of $11.4 million and the loss on sale of fixed assets of $0.4 million were offset by outflows due to changes in working capital of $6.3 million, deferred income taxes of $0.8 million and a net loss of $5.7 million. The change in working capital was primarily attributable to reductions of accrued liabilities of $8.3 million, reflecting the semi annual Senior Note interest payment, partially offset by increased accounts payable of $2.2 million; and decreased accounts receivable of $1.0 million.

     Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2001 was $0.7 million for capital additions.

     Financing Activities. Net cash payments to reduce long term debt for the nine months ended September 30, 2001 was $3.7 million.

     Our primary sources of liquidity are funds generated by operations and borrowings under our bank credit facility.

     EBITDA is presented and discussed because management believes that some investors regard EBITDA as a key measure of a leveraged company’s performance and ability to meet its future debt service requirements. “EBITDA” is defined as earnings before net interest expense, income tax expense, depreciation, amortization, and other income or expense. EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States, and should not be considered an alternative to net income (or any other measure of performance under accounting principles generally accepted in the United States) as a measure of performance or to cash flows from operating, investing or financing activities as an indicator of cash flows or as a measure of liquidity. Certain covenants in the Company’s Credit Arrangement are based on EBITDA as defined in the Credit Arrangement.

     EBITDA for the three months ended September 30, 2001 was $7.5 million or 19.3% of net sales compared to $7.6 million or 17.7% of net sales for the same period in 2000, a decrease of $0.1 million or 1.3% over the same period in 2000. This decrease is due to a $2.1 million reduction in gross profit offset by a $1.8 million reduction in S, G&A expenses and Plant Relocation Costs, and a $0.2 million increase in depreciation and amortization expenses.

     EBITDA for the nine month period ended September 30, 2001 was $21.4 million or 18.4% of net sales compared to $19.0 million or 14.9% of net sales for the same period in 2000, an increase of $2.4 million or 12.6% over the same period in 2000. This increase is due mainly to a $6.9 million reduction in S,G&A expense and Plant Relocation Costs, and a $0.7 million increase in depreciation and amortization expense, partially offset by a reduction in gross profit of $5.2 million due to an $11.4 million decrease in sales from 2000 levels.

     Holley is dependent on the revolving line of credit facility to fund its working capital needs. Based on our projections, we believe that we will continue to be in compliance with the quarterly financial ratio covenants in subsequent quarters and that the revolving line of credit facility will be adequate to fund our working capital needs during 2001. However, should the revolving line of credit become unavailable or should we fail to meet our projected results, we may be forced to seek additional sources of financing in order to fund our working capital needs. There can be no assurance that we can obtain such additional financing on satisfactory terms.

     We historically have expanded our business through the acquisition of other related and complementary businesses, and we continue to seek and evaluate acquisition opportunities. The Company’s ability to operate within the cash available under its revolving credit facility and to comply with the restrictive financial covenants required under that facility are dependent on improved net income and reductions in the level of working capital necessary to operate the business. Our current indenture and bank credit facility terms, as well as our current level of indebtedness, would significantly limit or prevent incurrence of any substantial indebtedness.

     In December 2000, we replaced our existing senior credit facility with Credit Agricole IndoSuez, (consisting of a $35.0 million revolving credit facility) with a 5 year, $41.0 million facility provided by Fleet Capital Corporation that matures in December 2005. This facility is comprised of two parts: a $36.0 million revolving credit portion and a $5.0 million term facility to be used for fixed asset purchases as required. The revolving credit facility has an interest coverage covenant only. During the term of the revolving credit facility, Holley is required to have an interest coverage ratio of 1.0:1.0 from the closing date to March 31, 2001, 1.10:1.0 from the closing date to June 30, 2001, 1.10:1.0 from the closing date to September 30, 2001, and 1.15:1.0 from the closing date to December 31, 2001. The interest coverage ratios for the remaining term of the loan are 1.20:1.0 for the four quarters each ending on March 31, June 30, September 30, and December 31, 2002; 1.25:1.0 for the four quarters each ending on March 31, June 30, September 30, and December 31, 2003, 2004 and 2005. Borrowings under the facility are limited to 75% of eligible receivables and 55% of eligible inventories. Under the credit agreement, Holley must have availability of $2.0 million if EBITDA on a trailing twelve month basis is equal to or less than $28.0 million, $1.0 million if EBITDA is less than or equal to $32.0 million but greater than $28.0 million, and $0 if greater than $32.0 million. The initial $2.0 million availability requirement became effective during April, 2001. Fleet Capital has a perfected security interest in all the assets of Holley. Our liquidity as of September 30, 2001 consists of $1.3 million in cash and $0.9 million of revolving credit facility availability. The term facility can be accessed when Holley has achieved a Fixed Charge Coverage Ratio of 1.0x on a trailing twelve month basis. (Fixed Charge Coverage is defined as EBITDA less non-financial fixed asset expenditures and cash taxes divided by cash interest plus scheduled principal payments.) Under the agreement we may borrow either at LIBOR or Base interest rates as shown in the table below.

INTEREST COVERAGE RATIO	BASE RATE MARGIN	LIBOR MARGIN

>1.25	.75	2.75

1.26 - 1.50	.50	2.50

1.51 - 1.75	.25	2.25

>1.75	.00	2.00

     From the first nine months following the Closing Date, the outstanding principal balance under the facilities will have interest at LIBOR plus 2.50% or Base Rate plus 0.5%. The bank credit facility contains various covenants prohibiting or limiting our ability to:

•	incur additional debt;

•	grant liens; or

•	sell our assets, together with financial covenants and information reporting requirements we must meet.

Item 3- Qualitative and Quantitative Disclosures About Market Risk

     Holley’s exposure to interest rate changes is primarily related to its variable rate debt which may be outstanding from time to time under its $41.0 million credit facility with Fleet Capital. Both the revolving portion of the $36.0 million credit facility and the $5.0 million term facility carry interest rates which are based on the London Interbank Offered Rate or base rate. Because the interest rate on the credit facility is variable, the Company’s cash flow may be affected by increases in either the LIBOR or prime rate. Management does not, however, believe that any risk inherent in the variable-rate nature of the loan is likely to have a material effect on Holley. As of September 30, 2001, Holley’s outstanding balance on the revolving credit facility was $31.2 million.

     Sensitivity Analysis. To assess exposure to interest rate changes, Holley has performed a sensitivity analysis assuming that it had drawn the full $36.0 million balance available under the revolving line of credit. If the prime rate rose 100 basis points, the increase in the monthly interest payment would equal $0.03 million. Holley does not believe the risk resulting from such fluctuations is material nor that the payment required would have material effect on cash flow.

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

     In December 2000, Union Pacific, Holley, Weiand and Joan Weiand, the owner of the Weiand property, reached a comprehensive settlement in exchange for a cash payment significantly less than the sought amount, resulting in a full dismissal of the lawsuit. A substantial majority of the settlement payment was paid by Weiand’s insurers. In connection with the settlement, an additional $550,000 paid by the settling insurers has been put into a Site Source Control Account to fund investigation and any required remediation of the Weiand property, as may be required by the State of California. Part of the attorney fees and litigation expenses of the parties were also reimbursed by the settling insurers.

     In 2000, Weiand discovered possibly significant soil contamination on the Weiand property, which has not yet been fully analyzed by Weiand’s environmental consultants. Holley is working with the property owner, under the supervision of the California Department of Toxic Substances Control, to investigate and, if necessary, remediate the contamination. Holley cannot estimate the potential liability arising from that contamination, if any, or the possible outcome of any state environmental regulatory requirements. Holley and Weiand are working vigorously to address regulatory issues arising from the discovered contamination. The $550,000 received from Holley's insurers has been placed in a Site Source Control Account to fund investigation and any required remediation of the Weiand property, as may be required by the State of California.

     The Company is a party to various lawsuits and claims in the normal course of business. While the outcome of the lawsuits and claims against the Company cannot be predicted with certainty, management believes that the ultimate resolution of the matters will not have a material effect on the financial position or results of operations of the Company.

ITEM 6- Exhibits and Reports on Form 8-K

     (a)  Exhibits — None.

     (b)  Reports on Form 8-K.

     During the quarter, the Company filed one report on Form 8-K, dated August 6, 2001, reporting that the Company has dismissed Arthur Andersen LLP as its independent auditors and that the Company engaged Ernst & Young LLP as its new independent auditors.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Holley Performance Products Inc.

Date:	November 13, 2001	/s/ JEFFREY G. KING

Jeffrey G. King, President and Chief Executive Officer

Date:	November 13, 2001	/s/ A. BRUCE REYNOLDS

A. Bruce Reynolds, Chief Financial Officer (principal financial officer)