Form 10-K
period 2001-12-31
HOLLEY PERFORMANCE PRODUCTS INC
filed 2002-04-16
CIK 1096536

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-K

    FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001.

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO __________________.

                                   ---------

                        COMMISSION FILE NUMBER: 333-89061

                        HOLLEY PERFORMANCE PRODUCTS INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

       DELAWARE                                       61-1291482
-----------------------                 ---------------------------------------
(STATE OF INCORPORATION)                I. R. S. EMPLOYER IDENTIFICATION NUMBER

                              1801 RUSSELLVILLE RD.
                          BOWLING GREEN, KENTUCKY 42101
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES INCLUDING ZIP CODE)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 270-782-2900

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Aggregate market value of voting stock held by non-affiliates of the
Registrant: None. (See Part II, Item 5.) Number of shares of Common Stock outstanding as of April 16, 2002 was 1,000.

                        HOLLEY PERFORMANCE PRODUCTS INC
                           Annual Report on Form 10-K

                               December 31, 2001

                               TABLE OF CONTENTS


                                                                                                   Page No.
                                                                                                   --------

                                     PART I
Item 1.   Business........................................................................              3
Item 2.   Properties......................................................................              6
Item 3.   Legal Proceedings...............................................................              7
Item 4.   Submission of Matters to a Vote of Security-Holders.............................              7

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters...........              8
Item 6.   Selected Financial Data.........................................................              8
Item 7.   Management's Discussion and Analysis of Financial Condition and
                   Results of Operations..................................................              8
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk......................             15
Item 8.   Financial Statements and Supplementary Data.....................................             15
Item 9.   Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure.....................................             15

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant..............................             16
Item 11.  Executive Compensation..........................................................             17
Item 12.  Security Ownership of Certain Beneficial Owners
                  and Management..........................................................             18
Item 13.  Certain Relationships and Related Transactions..................................             18

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K................             19
Signatures................................................................................             23
Index to Financial Statements and Financial Statement Schedule............................            F-1

                                     PART I

ITEM 1 -- BUSINESS

GENERAL

     Founded in 1903, Holley is a leading manufacturer and marketer of specialty products for the performance automotive, marine and powersports (motorcycle, jet-ski, snowmobile and go-cart) aftermarkets. Holley designs, manufactures and markets a diversified line of automotive performance racing products that include fuel, air, spark (also known as ignition) and internal engine management systems. We design our products to enhance vehicle performance through generating increased horsepower and torque. Our products include both throttle body and multi-port fuel injection systems, performance and remanufactured carburetors, digital ignition systems, distributors, fuel pumps, camshafts, crankshafts, intake manifolds, pistons, superchargers, headers, mufflers, exhaust pipes, cylinder heads, water pumps, throttle bodies, nitrous oxide injection systems and performance automotive plumbing products. Holley has the most widely recognized brand name and a broad distribution network in the performance automotive aftermarket. The performance automobile aftermarket includes specialized retailers, performance wholesale distributors, mail order retailers and original equipment manufacturers ("OEM's"). We have developed strong relationships with our customers in each distribution channel, including such leading companies as Advance Auto Parts, AutoZone, CSK Auto, Keystone, Balkamp/NAPA, O'Reilly, Summit Racing, Jeg's mail order, GM Service Parts, Volvo-Penta and Mercury Marine.

     We are committed to providing superior products and services to our customers and believe that our comprehensive quality control and consumer support programs position Holley as the industry leader in quality and service. We are vertically integrated and endeavor to manufacture all critical product components and systems. All products are fully tested prior to shipment to ensure maximum reliability and "out of the box race readiness." Each product is 100% tested and tuned for maximum performance and is ready for installation when purchased. In addition we have a significant research and development effort ("R&D") focused on continual enhancement of our technology and new products. R&D resources include a 14,000 square foot laboratory staffed by 24 professional engineers, supported by highly trained technicians. In 2001, we have introduced 210 new products to leverage the Holley brand name and capitalize on our superior R&D capability. Our commitment to quality and reputation for superior performance is widely recognized by performance enthusiasts and racers at all levels. For example, since 1969, every race car on The National Association For Stock Car Auto Racing ("NASCAR") circuit has been and continues to be equipped exclusively with a Holley carburetor. Another testament to our quality is the many awards that we have won over the years, including Car Craft All-Star Drag Racing Team Pro Sponsor and Manufacturer of the Year, six-time International Hot Rod Association's ("IHRA") Sportsman Sponsor of the Year Award, Ford Q1 award and numerous other industry and racing association awards.

BUSINESS STRATEGY AND PRODUCTS

     The primary components of our business strategy are as follows:

-        Leverage the Holley Brand Name Through New Product Introductions;

-        Market Our Products as Systems;

-        Continue to Diversify Product and System Offerings;

-        Improve Manufacturing Efficiency;

-        Leverage Distribution Channels; and

-        Pursue Strategic Acquisitions.

Our product line is broadly divided into two segments: (a) a full line of performance products including induction, exhaust, internal engine components, performance fittings, hoses, brake lines, and ignition components; and (b) remanufactured products, each of which is described below.

PERFORMANCE PRODUCTS

     We are a leading manufacturer of a diversified line of performance automotive products that are designed to enhance street, off-road, recreational and competitive vehicle performance through increased horsepower and torque. We hold a strong position in the performance segment due to our brand preferences among car enthusiasts and racers. Our performance product line consists predominantly of induction, exhaust, internal engine and ignition components.

REMANUFACTURED PRODUCTS

     We manufacture and market a line of remanufactured carburetors and fuel injection components. Remanufacturing is the process of repairing, reconditioning, recalibrating and cleaning used products. In addition to remanufactured carburetors, we offer a line of remanufactured fuel injectors for the fleet truck marketplace and have recently begun offering a line of remanufactured turbochargers and superchargers.

PERFORMANCE COMPONENT BRANDS

         The Holley family of performance automotive aftermarket brands includes the following:

         FLOWTECH. Our FlowTech (Biggs Manufacturing, Inc. - "FlowTech") subsidiary is a leading manufacturer of performance exhaust systems, headers, mufflers, and exhaust accessories. The combination of FlowTech with our Hooker exhaust systems and other air management products completes our comprehensive air intake and exhaust management system offerings. FlowTech also offers performance mufflers in the underhood performance market and exhaust headers for the import performance market with its Airmass(tm) line of exhaust headers. During 2000, FlowTech operations were moved from Mexico and Tempe, Arizona to a new facility in Aberdeen, Mississippi.

         HOOKER HEADERS. Our Hooker (Hooker Industries, Inc. - "Hooker") subsidiary is a leading manufacturer of performance exhaust systems, headers, mufflers and Harley-Davidson(tm) exhaust pipes under the well-known brand "Hooker Headers." The Hooker brand is the leading brand in racing exhaust headers and is the most widely recognized brand in street performance headers. The addition of the Hooker business to our other air management products establishes Holley as the only company to offer a comprehensive and integrated air intake and exhaust management system to the performance market.

         LUNATI. Our Lunati (Lunati Cams, Inc. - "Lunati") subsidiary manufactures and distributes internal engine systems and components including performance camshafts, crankshafts, pistons, rods and other automotive products to the racing market under the "Lunati" brand name. Lunati also offers products for the performance go-cart market and the junior dragster market. During 1999, Lunati pistons and rods were transferred to the Bowling Green, Kentucky manufacturing plant.

         NITROUS OXIDE SYSTEMS. Our Nitrous Oxide Systems (Nitrous Oxide Systems, Inc. - "NOS") subsidiary is the leading manufacturer of nitrous oxide injection systems to the performance aftermarket. Nitrous oxide injection systems significantly increase engine horsepower by increasing the amount of air/fuel mixture delivered to the cylinders. NOS also has a strong position in the import performance market as well as in the drag racing market. NOS complements our ability to offer a full range of underhood systems to substantially increase horsepower and engine performance. During 2000, the Nitrous Oxide Systems, Inc. manufacturing was transferred to the Bowling Green, Kentucky manufacturing plant and the Costa Mesa, California facility was closed.

         WEIAND. Our Weiand (Weiand Automotive Industries - "Weiand") subsidiary is a leading manufacturer of performance induction systems components including intake manifolds, superchargers and water pumps. Additionally, we have consolidated all Weiand's manufacturing operations (other than the foundry) into our Bowling Green, Kentucky operation. The Weiand foundry was closed in July 2001. The raw material aluminum castings were outsourced under a long-term supply contract at that time.

         EARL'S PERFORMANCE PRODUCTS. Our Earl's Performance Products (Earl's Supply Company, Inc. - "Earl's") subsidiary is a provider of underhood performance fittings, brake lines and hoses. Our Earl's business completes our fuel management systems product offerings and expands our cooling system business.

RESEARCH AND DEVELOPMENT

         We are constantly developing new products to respond to consumer demand, to increase the performance characteristics of existing products, and to expand into new product lines. Over the course of our history, we have expanded our business operations by developing and adapting product lines in response to changing engine technology, such as our development of the Annihilator(TM) ignition system and our performance throttle body and multi-port fuel injection systems. In 2001, we focused our resources on continuous improvement of our core products, targeting cost reductions, process and quality improvements and application extensions of current product lines. These enhancements were aimed at improving profitability and customer satisfaction. We added 210 new products including the new patented NOSzle technology by NOS which allows users to install NOS systems on fuel injected vehicles in a plug and play fashion with no fabrication necessary. At the 2001 SEMA show, we were awarded Runner Up in Best New Performance Street Product for the 4.6L NOSzle nitrous system, Runner Up in Best New Off Road and 4 Wheel Drive Product for our Truck Avenger Carburetor, and the 2001 Popular Mechanics Magazine Editor's Choice award for our Truck Avenger Carburetor. During 1999, we completed the construction and installation of a 14,000 square foot engineering laboratory at our Bowling Green facility. Operated by 24 professional engineers who are supported by highly trained technicians, this facility has a full complement of engineering and testing equipment, including 8 state of the art dynamometers used for full-scale engine analysis, 18 computer modeling stations and a full range of environmental testing capabilities. We spent $2.7 million, $2.3 million, $2.4 million, $2.2 million and $0.8 million from 1997 through 2001 on research and development, respectively.

DISTRIBUTION

         Holley has a broad distribution network throughout the industry and sells through retail, wholesale, mail order, and original equipment manufacturer segments. Our products are sold in all 50 states and Canada and to a lesser degree other export markets. Our largest and fastest growing distribution channels are mail order and retail, due primarily to Summit Racing and Jeg's. In 2001, Summit Racing, our single largest customer, accounted for approximately 11.6% of our net sales, and our second largest customer, Jeg's, accounted for approximately 6.8% of net sales. The retail channel includes mass merchandisers and auto parts retailers with the majority of our retail sales through auto parts retailers, which include Advance Auto Parts, AutoZone, CSK Auto and Pep Boys. In 2001, we were selected to be the performance induction system category manager for Advance Auto Parts, we increased sales of our performance products to CSK Auto, and we expanded product coverage at AutoZone.

          Wholesale distribution is the industry's traditional channel and a major outlet for our performance products. Significant customers include Keystone Automotive, O'Reilly Automotive and the 3-Star, AAM and USP buying groups. We manufacture performance products for, and sell directly to, original equipment manufacturers, including General Motors, Ford and Daimler Chrysler and to manufacturers of marine applications, material handling and stationary power equipment. Approximately 3.0% of our net sales in 2001 were direct performance product sales to original equipment manufacturers.

          While not a specific distribution channel, we export products to several U.S.-based suppliers that have worldwide distribution capabilities. Export products are used for American-made automobiles throughout Europe, Australia, Asia, South America and Central America and represented approximately 1.8% of our net sales in 2001.

MARKETING

          Holley's sales force consists of five manufacturers' representative firms with 53 salespersons selling our products. We continue to support our sales efforts with extensive advertising and promotional programs, focusing on NASCAR and the drag racing market (NHRA and IHRA) because of their importance to the motorsports industry and influence on the performance aftermarket. In addition, we sponsor many of the nation's leading racing sanctioning bodies, including the IHRA and the NHRA, as well as key motor sports associations, including the National Street Rod Association, the World Karting Association and the National Muscle Car Association. We also sponsor different national events, including the Holley Spring Nationals drag racing event, Hot Rod Magazine East, and West Coast Power Tours. For 2001, the IHRA Sportsman drag racing series became the Holley Sportsman Drag Racing Championship. More emphasis was put on promotions toward the expanding street performance market than in previous years, which represents larger sales growth potential for Holley. At the 2001 SEMA show, we were awarded Runner Up in Best New Performance Street Product for our 4.6L NOSzle nitrous system, Runner Up in Best New Merchandising Display for our Fast and Furious Sport Compact Nitrous display, Runner Up in Best New Off Road and 4 Wheel Drive Product for our Truck Avenger Carburetor, and the 2001 Popular Mechanics Magazine Editor's Choice award for our Truck Avenger Carburetor. In 2001, we were involved with the hit movie, "The Fast and the Furious." Our NOS injection systems were featured in the movie and we further capitalized on this success by partnering with Universal Studios to insert three million of our NOS Mini Catalogs in each DVD that was released on January 1, 2002.

          To ensure that we understand and appreciate the needs of our customers, we operate three touring display trailers carrying our products, catalogs and personnel. These touring trailers (a 64-foot 18-wheel trailer, a 48-foot 18-wheel trailer, and a 43-foot 5th-wheel trailer) travel annually to approximately 100 events nationally, including automotive racing events, specialty automotive shows, retail store openings and distributor open houses. We also maintain a technical hotline, e-mail address, and web page (www.holley.com) to assist consumers with installation and application questions. A total of 21 qualified hotline technicians handle approximately 200,000 phone calls and 89,000 e-mails per year. Our web site is one of the leading performance manufacturer's sites with over 6,000 pages of information and over 13,000 unique visitors each day.

RAW MATERIALS

          We purchase raw materials, typically in the form of components, for our various products from many different suppliers. These materials include castings and forgings, gaskets, plastic, hose, steel and other materials to produce our products. Holley has one significant supplier of raw materials, Gerity-Schultz, a zinc foundry vendor that supplies zinc castings for our performance carburetor line. The rough casting bodies are machined, customized and assembled into finished carburetors. We buy castings in bulk at negotiated and fixed prices for six-month intervals regardless of changes in the price of zinc and other base materials during that period. These castings accounted for approximately 9% of our total raw material purchases in 2001. There are several other zinc foundries in the country, but the Holley-owned tooling utilized by Gerity-Schultz is specifically designed for our products and the Gerity-Schultz equipment. Our top six suppliers, including Gerity-Schultz, accounted for approximately 20% of our total raw material purchases in 2001. In addition to Gerity-Schultz, we outsourced the aluminum casting of Weiand products to Buddy Bar Castings with the closure of the Weiand foundry. All tooling is owned by Holley and is transferable to other aluminum foundries should there be a need to do so. Buddy Bar accounted for approximately 3.0% of our raw material purchases in 2001.

          No suppliers other than Gerity-Schultz and Buddy Bar accounted for more than 2.8% of our total raw material purchases in 2001. We have two or more sources of supply for all of our significant raw materials.

TRADEMARKS AND PATENTS

         Holley and its subsidiaries have registered, or are in the process of registering, approximately 152 trademarks on the names and logos of the various companies and their products in the U.S. and other countries. Holley and its subsidiaries have 50 patents or patents pending on various products registered in the U.S. and other countries. None of Holley's significant patents are scheduled to expire in the near-term.

SEASONALITY

         Holley experiences slight seasonal trends which are generally prevalent in the overall automotive aftermarket industry. Historically, our revenues are highest in the second fiscal quarter, marking the beginning of the racing season and weather better suited for outdoor automotive repair activity. As seasonality has a greater effect on our remanufacturing facility in Springfield, Tennessee, temporary employees are occasionally required to respond to peak demand.

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

EMPLOYEES

          As of December 31, 2001, we had 909 U.S.-based employees including fulltime, hourly and salary employees and 240 Mexico-based employees. None of our employees are represented by labor unions. We provide a comprehensive benefits program to all fulltime employees. During the first fiscal quarter of 2001, we implemented an involuntary layoff of 36 hourly employees from our Bowling Green, Kentucky manufacturing plant, reducing our hourly employment level to 297 at December 31, 2001. Our Springfield, Tennessee operation had 181 total employees at December 31, 2001, comprised of 162 hourly employees and 19 salaried employees. These numbers reflect an involuntary layoff in the third fiscal quarter of 17 employees. Our Lunati operations ended 2001 with 27 hourly and 11 salaried employees. In 2001, all Exhaust Division (Hooker) consolidation programs were completed. This effort involved consolidating manufacturing facilities (including moves from Senota, Mexico; Tempe, Arizona; and Ontario, California) into 2 locations. The Exhaust Division currently has 2 manufacturing locations: one in Aberdeen, Mississippi with 111 employees at December 31, 2001; the other in Tijuana, Mexico with 240 employees at December 31, 2001. As of December 31, 2001, Earl's had 90 employees, including 84 hourly and 6 salaried employees. So-Cal had 27 employees as of December 31, 2001, comprised of 16 hourly and 11 salaried employees. Our So-Cal location also houses our NOS customer and technical service operation consisting of 7 employees: 6 salaried and 1 hourly. Holley reduced its workforce by 234 employees during 2001 to partially offset the reduced demand resulting from the recession.


ITEM 2 -- PROPERTIES

         As of December 31, 2001, we have manufacturing facilities located in Bowling Green, Kentucky; Springfield, Tennessee; Pomona, California; Long Beach, California; Memphis, Tennessee; Aberdeen, Mississippi and Tijuana, Mexico. We believe that each is well maintained and suitable for its purpose. As part of our business strategy, we endeavor to manufacture all critical components and systems. However, to complete certain products, we outsource certain processes to third parties.

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

         Our remanufactured carburetor operation is located in Springfield, Tennessee. This approximately 95,000 square foot facility is also completely cellularized with seven manufacturing cells that are managed by employee self-directed teams. We exercised our purchase option for the Springfield, Tennessee facility in January 2001, and acquired ownership of the facility from the local industrial authority for a nominal fee.

         In early 2001, the Weiand foundry leased facility was closed and the aluminum castings produced at the foundry were outsourced to a modern, cost effective aluminum foundry. The foundry was closed at the end of the lease period. The remaining 40 employees were terminated with the closure of the facility.

         Holley leases Lunati's approximately 30,000 square foot manufacturing facility located in Memphis, Tennessee. We manufacture Lunati pistons and connecting rods in our Bowling Green facility and Lunati camshafts and crankshafts at our Memphis, Tennessee facility. During 2000, we leased an approximately 335,000 square foot manufacturing facility in Aberdeen, Mississippi in connection with certain relocation and employment incentives offered by Monroe County, Mississippi, with a related Industrial Revenue Bond. The lease term expires in May 2025 and requires an annual rent payment of $7,500.

         Flowtech's manufacturing facilities were relocated to our Aberdeen facility in 2000, and Hooker's finished goods inventories were relocated to our Aberdeen facility during December 2000 and January 2001.

         Hooker has a manufacturing facility in Tijuana, Mexico. Hooker's leased administrative offices in Ontario, California were closed in January 2001. The lease terminates in July 31, 2004. As of December 31, 2001, approximately 17% of the facility has been subleased.

         We manufacture and distribute Earl's products in the Long Beach, California facility. Our NOS facility in Costa Mesa, California was closed in the first quarter 2001 and has been subleased. We also have smaller retail and distribution properties leased in Lawndale, California; Indianapolis, Indiana; Towcester, Northants, United Kingdom; and Australia.

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

          In 2000, possibly significant soil contamination, which has not yet been fully analyzed by Weiand's environmental consultants, was discovered on the Weiand property. Holley is working with the property owner, under the supervision of the California Department of Toxic Substances Control, to investigate and, if necessary, remediate the contamination. Although Holley estimates that the Site Source Control Account will be sufficient to cover Holley's costs for investigation and remediation of the site, there can be no assurances that the final costs will not exceed such amount. Holley and Weiand are working vigorously to address regulatory issues arising from the discovered contamination. The funds received from Holley's insurers, as discussed above, has been placed in a Site Source Control Account to fund investigation and any required remediation of the Weiand property, as may be required by the State of California.

         Holley has been named as defendants in a number of legal actions arising from normal business activities. Although the amount of any ultimate liability with respect to such matters cannot be precisely determined, management does not expect any such liability to have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

Not applicable.

                                    PART II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Holley does not have a class of capital stock registered pursuant to the Securities Exchange Act of 1934, as amended, and there is no public trading market for its Common Stock. Holley is restricted from paying dividends on its Common Stock under its senior credit facility, and otherwise has no present intentions to declare or pay dividends.

ITEM 6 -- SELECTED FINANCIAL DATA

         The following table sets forth certain selected consolidated financial data for Holley and its subsidiaries, as of and for the periods presented.


                                                         1997            1998             1999            2000            2001
                                                       --------        --------       ---------        ---------        ---------
                                                                                     (in thousands)

INCOME STATEMENT DATA:
Net sales                                              $ 98,803       $ 101,363        $ 130,091        $ 163,503        $ 146,987
Cost of sales                                            69,192          69,997           87,727          114,220          110,017
                                                       --------       ---------        ---------        ---------        ---------
Gross profit                                             29,611          31,366           42,364           49,283           36,970
                                                       --------       ---------        ---------        ---------        ---------

Operating expenses
     Selling, general, and administrative expenses       22,759          19,411           28,089           43,812           29,486
     Plant relocation costs                                  --             452            1,089              654               --
     Amortization expense                                   113           1,671            4,536            5,542            5,777
                                                       --------        --------        ---------        ---------        ---------
         Total operating expenses                        22,872          21,534           33,714           50,008           35,263
                                                       --------        --------        ---------        ---------        ---------

Operating income (loss)                                   6,739           9,832            8,650             (725)           1,707

Interest expense                                             --           4,705           11,848           23,109           22,450
Other income (expense)                                       45          (1,626)              --             (122)            (387)
                                                       --------       ---------        ---------        ---------        ---------
Income (loss) before taxes and extraordinary item         6,784           3,501           (3,198)         (23,956)         (21,130)

Income tax (benefit) expense                              2,520           1,831             (171)          (7,808)           2,880
                                                       --------       ---------        ---------        ---------        ---------

Income (loss) before extraordinary item                   4,264           1,670           (3,027)         (16,148)         (24,010)

Extraordinary item, net                                      --              --            1,654              511               --
                                                       --------       ---------        ---------        ---------        ---------
Net income (loss)                                      $  4,264       $   1,670        $  (4,681)       $ (16,659)       $ (24,010)
                                                       ========       =========        =========        =========        =========

OTHER FINANCIAL DATA:
     Depreciation and amortization                     $  1,063       $   4,123        $  10,128        $  12,993        $  14,904
     Capital expenditures                                   942           4,007            4,642            4,290            1,977
     Total assets                                        33,884         178,072          262,863          264,329          238,572
     Total long-term debt, including
       current portion                                    9,081          93,088          164,705          184,382          178,821

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the notes thereto included elsewhere in this report.

OVERVIEW

         KHPP Acquisition Corporation ("Acquisition") and KHPP Holdings, Inc.("Holdings"), both Delaware corporations, were formed by Kohlberg & Co., L.L.C.("Kohlberg") in 1998 to effect the acquisition of Holley. Acquisition purchased Holley in 1998 for approximately $100 million, and immediately thereafter merged with and into Holley. The purchase of Holley and the merger of Acquisition into Holley are together referred to herein as the "Holley Acquisition." The Holley Acquisition was accounted for as a purchase. Accordingly, the consolidated financial statements of Holley reflect the purchase method of accounting effective May 15, 1998.

         In connection with the October 1999 acquisitions of FlowTech, NOS and Earl's and to repay existing indebtedness under its bank credit facility, in September 1999, Holley issued $150 million of 12 1/4% Senior Notes due 2007 at a discount of 3.7% (the "Senior Notes") pursuant to an Indenture (the "Indenture"). The Company completed an exchange of the Senior Notes for identical, but publicly-tradeable notes pursuant to an exchange offer registered with the Securities and Exchange Commission ("SEC").

         Holley's results of operations for fiscal 1999, 2000 and 2001 (as defined below) have been affected by the Holley Acquisition and the subsequent acquisitions of Weiand, Lunati, Hooker, FlowTech, NOS, and Earl's (the "Acquisitions"). Fiscal 1999 results include the results of operations from the Acquisitions subsequent to their acquisition dates. Consequently, meaningful comparisons of results between years are difficult.

         The results of operations for the years ended December 31, 2001 and 2000 include the acquired businesses for the full twelve-month period. During 2000, the FlowTech manufacturing operations were relocated to the Aberdeen, Mississippi exhaust manufacturing and distribution center. The relocation of the Hooker distribution center to the Aberdeen, Mississippi exhaust facility was initiated in December 2000 and was completed in January 2001. The original FlowTech facility was subleased in 2001 and the Hooker facilities in California have been partially subleased during 2001. The Hooker manufacturing facility in Tijuana, Mexico continues as a leased facility.

         During the fourth quarter of 2000, the method of determining the cost of inventories was changed from the last-in, first-out ("LIFO") method to the first-in, first-out ("FIFO") method. FIFO was elected as all of the acquired companies recorded their inventories under the FIFO method and only those inventories of the Bowling Green and Springfield facilities were valued under the LIFO method. In addition, Holley's competitors generally maintain their inventories under the FIFO method. The effect of the change in accounting principle has been retroactively applied and resulted in a reduction of the net loss reported for 1999 and 2000 by $248,000 and $372,000, respectively.

RESULTS OF OPERATIONS

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000

         NET SALES. Net sales equals gross sales less provisions for volume rebates, product returns and co-op advertising allowances. Net sales for the year ended December 31, 2001 totaled $147.0 million compared to $163.5 million for the same period in 2000, a decrease of $16.5 million or 10.1%. Net sales in the performance segment for 2001 were $127.6 million compared to $139.7 million in the same period in 2000, a decrease of $12.1 million or 8.7%. The decrease is attributable to the general economic downturn and customers' reactions to the economy by reducing their inventories accordingly. Net sales in the remanufacturing segment for 2001 were $19.4 million compared to $23.8 million in the same period in 2000, a decrease of $4.4 million or 18.5%. The decrease in net sales in the remanufacturing segment is the direct result of weak demand in the repair market due to the general economic slowdown.

         GROSS PROFIT. Gross profit for the year ended December 31, 2001 totaled $37.0 million or 25.2% of net sales compared to $49.3 million or 30.2% of net sales for the same period in 2000, a decrease of $12.3 million or 24.9%. Gross profit in the performance segment for 2001 was $32.7 million or 25.6% of net sales, compared to $43.8 million or 31.4% of net sales for 2000, a decrease of $11.1 million or 25.3%. In the remanufacturing segment, gross profit for the year ended December 31, 2001 was $4.3 million or 22.2% of net sales compared to $5.5 million or 23.1% of net sales for the same period in 2000, a decrease of $1.2 million or 21.8%. The decrease in gross profit in both segments for the year is attributable to the economic downturn and subsequent recession and were partially offset by cost reductions.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the year ended December 31, 2001 totaled $29.5 million or 20.1% of net sales compared to $43.8 million or 26.8% of net sales for the same period in 2000, a decrease of $14.3 million or 32.6%. Selling expenses for 2001 were $5.2 million less than 2000. This decrease is the result of lower personnel costs of $0.7 million and reduced purchased services costs and catalog expenses of $0.2 million and $0.5 million, respectively. In addition, exhibit and promotional costs were reduced by $1.4 million and advertising costs were lowered by $1.4 million as compared to 2000.

         Research and development expenses for 2001 were $1.4 million lower than 2000. A major portion of our engineering activities for the year were directed at improving our manufacturing processes, cost reduction projects and part substitution projects. Therefore, approximately $1.2 million of engineering expense was included in manufacturing overhead in 2001.

         PLANT RELOCATION COSTS. Plant relocation costs for the year ended December 31, 2001 totaled $-0- compared to $0.7 million for the same period in 2000.

         AMORTIZATION EXPENSE. Amortization expense for the year ended December 31, 2001 totaled $5.8 million compared to $5.5 million in 2000. These expenses reflect the amortization of goodwill and other intangible assets associated with the Holley Acquisition and the subsequent acquisitions of Weiand, Lunati, Hooker, FlowTech, NOS and Earl's.

         INCOME (LOSS) FROM OPERATIONS. Income from operations for the year ended December 31, 2001 totaled $1.7 million compared to a loss of $0.7 million in 2000, an increase of $2.4 million.

         INTEREST EXPENSE. Cash interest for the year ended December 31, 2001 was $20.8 million compared to $21.1 million for the same period in 2000, a decrease of $0.3 million or 1.4%, reflecting lower interest rates in 2001 as compared to 2000.

         Interest expense for the year ended December 31, 2001 was $22.5 million, of which $2.2 million related to the Company's revolving credit facility, $18.4 million to bond interest and amortization of the senior debt discount and $1.9 million to other cash interest.

         INCOME TAX (BENEFIT) EXPENSE. The provision for income taxes for the year ended December 31, 2001 was $2.9 million compared with $(7.8) million for the year ended December 31, 2000. The tax provision in 2001 resulted from the establishment of a $9.8 million valuation allowance against deferred tax assets. The tax benefit in 2000 resulted from pre-tax losses adjusted for non-deductible expenses (primarily amortization of goodwill).

         EXTRAORDINARY ITEM. There are no extraordinary items in 2001. The 2000 extraordinary item reflects the write-off of $0.5 million (net of tax) of unamortized financing and transaction fees associated with the Company's prior credit facility. This facility was paid in full in December 2000.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999

         NET SALES. Net sales equals gross sales less provisions for volume rebates, product returns and co-op advertising allowances. Net sales for the year ended December 31, 2000 totaled $163.5 million compared to $130.1 million for the same period in 1999, an increase of $33.4 million or 25.7%. Sales in the performance segment for 2000 were $139.7 million compared to $104.6 million the same period in 1999, an increase of $35.1 million or 33.6%. Sales in the remanufacturing segment for 2000 were $23.8 million compared to $25.5 million in the same period in 1999, a decrease of $1.7 million or 6.7%.

         The increase in the performance segment sales for 2000 was attributable to the integration of the acquired businesses (Weiand, Lunati, Hooker, FlowTech, NOS, and Earl's) for the twelve months of 2000 resulting in an increase of $37.8 million. In addition, sales of performance products by the Holley core business decreased by $2.7 million or 2.5% over 1999.

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

         NET INCOME (LOSS). Net loss for the year ended December 31, 2000 was ($16.7) compared with ($4.7) million for the same period in 1999, a decrease of $12.0 million. The decrease in 2000 net income reflects decreased income from operations and increased interest expense. In addition, net income was reduced by the extraordinary item of $0.5 million reflecting the write-off of unamortized Credit Agricole IndoSuez financing fees. These reductions were partially offset by an increased income tax benefit of ($7.6) million.

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

QUARTERLY RESULTS

         The following tables summarize the unaudited results of operations for each of the specified quarters of fiscal years 2000 and 2001 (in thousands).

2001 - As Restated                              Quarter Ended
                              --------------------------------------------------
                              April 1     July 1     September 30    December 31
                              --------    -------    ------------    -----------
Net sales                     $35,419     $42,052       $38,846        $30,670
Gross profit                   10,678      12,899        10,873          2,520
Loss before
  extraordinary item           (2,614)     (1,020)       (2,769)       (17,607)
Net loss                       (2,614)     (1,020)       (2,769)       (17,607)

2001 - As Initially Reported            Quarter Ended
                              -----------------------------------
                              April 1     July 1     September 30
                              --------    -------    ------------
Net sales                     $35,419     $42,052       $38,869
Gross profit                   10,934      13,967        13,147
Loss before
  extraordinary item           (2,889)       (481)       (2,344)
Net loss                       (2,889)       (481)       (2,344)

The Company restated net sales, gross profit, loss before extraordinary item and net loss in the first three quarters of 2001 for the correction of the following: capitalization and amortization of certain debt issuance costs, costing of inventory for outside processing, reconciling differences between the general ledger to the inventory sub ledger and depreciation of certain fixed assets.

During the fourth quarter, adjustments were recorded to: decrease the allowance for obsolete inventory -- $1.4 million; decrease the incentive compensation accrual -- $0.7 million; increase the allowance for rebates -- $1.7 million; increase the allowance for sales returns -- $2.2 million; increase outside processing costs -- $2.4 million; increase cost of sales for reconciling differences between the general ledger and the inventory subledger -- $1.8 million; increase cost of sales for correction of variance capitalization -- $2.4 million; and increase the allowance for bad debts -- $0.4 million.

2000                                            Quarter Ended
                              --------------------------------------------------
                              April 2     July 2      October 1      December 31
                              --------    -------    ------------    -----------
Net sales                     $39,466     $45,281       $42,949        $35,807
Gross profit                   12,581      15,383        15,224          6,095
Loss before
  extraordinary item           (3,108)     (1,620)       (1,136)       (10,284)
Net loss                       (3,108)     (1,620)       (1,136)       (10,795)

LIQUIDITY AND CAPITAL RESOURCES

         EBITDA is presented and discussed because management believes that some investors regard EBITDA as a key measure of a leveraged company's performance and ability to meet its future debt service requirements. EBITDA is defined as net income or loss (excluding extraordinary gain or losses, gains or losses from asset dispositions and minority interest) before interest, income taxes, depreciation and amortization. EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States, and should not be considered an alternative to net income (or any other measure of performance under accounting principles generally accepted in the United States) as a measure of performance or to cash flows from operating, investing or financing activities as an indicator of cash flows or as a measure of liquidity. Certain covenants in Holley's $41 million credit facility with Fleet Capital Corporation are based on EBITDA as defined in the credit facility.

         EBITDA for the year ended December 31, 2001 was $16.1 million or 11.0% of net sales compared to $12.3 million or 7.5% of net sales in 2000. This EBITDA represented an increase of $3.8 million or 30.9% over the same period in 2000. This increase was due primarily to a $14.3 million reduction in selling, general and administrative expenses, partially offset by a reduction in gross profit of $12.3 million due to a $16.5 million decrease in sales from 2000.

         The fourth quarter results include a number of adjustments that the Company's independent auditors (Ernst & Young LLP) suggested. The Company's management and Audit Committee have ultimately accepted and agree with these adjustments. These adjustments center around five principal areas: (1) Capitalized Variances -- $2.4 million decrease, (2) Outside Processing Costs/Work In Process Inventory -- $2.4 million decrease, (3) Customer Sales Allowances -- $1.7 million increase, (4) Bad Debt Reserves -- $0.4 million increase, and (5) Physical Inventory Adjustments -- $0.9 million decrease. These adjustments had the effect of decreasing net sales, increasing cost of sales, and decreasing gross profit levels for the fourth quarter and the full year.

         OPERATING ACTIVITIES. Net cash provided by (used in) operating activities for fiscal 2001, 2000 and 1999 was $1.5 million, $(7.4) million and $(7.6) million, respectively. The increase in net loss was offset by the non-cash effect of depreciation and amortization and decreased working capital requirements, which contributed primarily to the increase in net cash provided by operating activities in fiscal 2001. The decrease in working capital was primarily attributable to decreased inventories of $0.2 million; decreased receivables of $7.3 million; increased accounts payable of $2.2 million, offset by decreased accrued liabilities of $3.5 million.

         INVESTING ACTIVITIES. Net cash used in investing activities for fiscal 2001, 2000 and 1999 was $1.9 million, $5.0 million and $65.3 million, respectively. The primary use of cash during fiscal 2001 was for the purchase of capital equipment and tooling as compared to 2000 where $4.3 million was for capital additions, maintenance and replacement items, and the purchase of the Tenneco exhaust manufacturing equipment at the Aberdeen Exhaust Products facility of $0.7 million. 1999 expenditures were to fund the acquisitions of Hooker, FlowTech, NOS, and Earl's. In addition, we spent $4.6 million on maintenance and replacement capital additions in 1999.

         During 2000, we entered into a 25-year lease with the city of Aberdeen, Mississippi for the Aberdeen Exhaust Products facility. The facility is a 335,000 square foot manufacturing facility previously utilized by Tenneco to manufacture exhaust products. The lease rate is $7,500 per year with a termination date after May 1, 2025 pursuant to the lease agreement. Flowtech operations in Mexico and Tempe, Arizona, and the Hooker operations in Ontario, California were relocated to Aberdeen during 2000.

         Construction was completed on our new distribution center, which is leased under a capital lease arrangement, near Bowling Green, Kentucky in October 1999. The new facility was financed by the local Economic Development Authority, allowing us to take advantage of certain state and local tax incentives granted for generating new employment.

         FINANCING ACTIVITIES. Net cash provided by (used in) financing activities for fiscal 2001, 2000, and 1999 was ($6.4) million, $18.0 million, and $72.3 million, respectively. Cash used in 2001 was primarily due to repayments on the revolver and other long-term obligations of $6.4 million, while the cash provided in 2000 resulted from the increase in the revolving credit facility of $17.8 million and $1.0 million in long-term debt financing provided by certain agencies in Mississippi for the purchase of equipment and relocation expenses associated with the Aberdeen Exhaust Products facility, offset by financing costs of $0.8 million.

         Cash provided in 1999 was primarily due to the proceeds from additional equity contributions of $10.1 million, additional bank debt incurred for acquisitions and working capital needs of $37.6 million, an economic development equipment loan related to our new distribution center of $0.6 million and the net proceeds from the Senior Notes of $144.5 million. Such amounts were primarily used to pay for acquisitions, payback existing bank debt and to fund working capital requirements, as discussed above. Cash outflows included retirement of bank debt equal to $113.7 million and the payment of fees associated with debt issuance, stock issuance, and acquisitions of $6.8 million.

         Our primary sources of liquidity are funds generated by operations and borrowings under our bank credit facility. Holley is dependent on the revolving line of credit facility to fund its working capital needs.

         We historically have expanded our business through the acquisition of other related and complementary businesses, and we continue to seek and evaluate acquisition opportunities. We anticipate that continuing our acquisition strategy will require us to incur additional indebtedness. However, our current indenture and bank credit facility terms, as well as our current level of indebtedness, would significantly limit or prevent incurrence of any substantial indebtedness.

         BANK CREDIT FACILITY. In December 2000, we replaced our existing senior credit facility with Credit Agricole IndoSuez (consisting of a $35.0 million revolving credit facility) with a $41.0 million facility provided by Fleet Capital Corporation that matures in December 2005. This facility is comprised of two parts: a $36.0 million revolving credit portion and a $5.0 million term facility to be used for fixed asset purchases, as required. The revolving credit facility was amended on April 15, 2002. The amended revolving credit facility reduces the maximum borrowing to $34.6 million at April 4, 2002 and, with incremental reductions, to a maximum of $31.0 million at June 15, 2002. The revolving credit facility has an interest coverage covenant only. During the term of the revolving credit facility, Holley is required to have an interest coverage ratio of 1.0:1.0 from the closing date to March 31, 2001, 1.10:1.0 from the closing date to June 30, 2001, 1.10:1.0 from the closing date to September 30, 2001, and 1.15:1.0 from the closing date to December 31, 2001. The interest coverage ratios for the term of the amended revolving credit facility are 1.20:1.0 for the year-to-date periods each ending on March 31, June 30, September 30, and December 31, 2002; 1.25:1.0 for the trailing four quarters each ending on March 31, June 30, September 30, and December 31, 2003, 2004 and 2005. Borrowings under the facility are limited to 75% of eligible receivables and the lesser of $25.0 million (amended to $15.5 million at May 11, 2002 and thereafter) or 55% of eligible inventories. As further discussed below, as of December 31, 2001, the Company was not in compliance with the interest coverage ratio and, on April 15, 2002, received a waiver for the noncompliance. Under the credit agreement, Holley must have availability of $2.0 million if EBITDA on a trailing twelve-month basis is equal to or less than $28.0 million, $1.0 million if EBITDA is less than or equal to $32.0 million but greater than $28.0 million, and $0 if greater than $32.0 million. Fleet Capital has a perfected security interest in all the assets of Holley. The term facility can be accessed when Holley has achieved a fixed charge coverage ratio of 1.0x on a trailing twelve-month basis. (Fixed charge coverage is defined as EBITDA less non-financial fixed asset expenditures and cash taxes divided by cash interest plus scheduled principal payments.) Under the agreement, we may borrow either at LIBOR or base interest rates as shown in the table below.


        INTEREST COVERAGE RATIO      BASE RATE MARGIN         LIBOR MARGIN
        -----------------------      ----------------         ------------

                 <1.25                      .75%                  2.75%

              1.26 - 1.50                   .50                   2.50

              1.51 - 1.75                   .25                   2.25

                 >1.75                      .00                   2.00


The bank credit facility contains various covenants, including covenants prohibiting or limiting our ability to:

         -        incur additional debt;

         -        grant liens; or

         - sell our assets, together with financial covenants and information reporting requirements we must meet.

         Holley incurred net losses in 1999, 2000 and 2001. Also, as described above and in Note 7 to the consolidated financial statements, Holley has not complied with the interest coverage covenant on its revolving credit facility. Holley was required to have an interest coverage ratio of 1.15:1.00 until December 31, 2001; however, Holley has received a waiver from the bank of such non-compliance and has secured an amendment to, among other things, the borrowing base calculation and future interest ratio covenant requirements. (See
Exhibit 10.3 to this Annual Report). Holley is dependent on its revolving credit facility to fund its working capital needs. Holley's ability to operate within the cash available under its amended revolving credit facility and to comply with the financial covenants required under that facility are dependent on improving EBITDA and reducing the level of working capital necessary to operate the business.

         Management believes that Holley will be in compliance with the revolving credit facility's quarterly financial ratio covenants during 2002, as amended, and that the revolving credit facility will be adequate to allow Holley to fund its working capital needs during 2002. However, should the revolving credit facility become unavailable, or Holley fail to meet its projected operating results, Holley may be forced to seek additional sources of financing in order to fund its working capital needs. In such an event, Holley can not be certain that it would be able to obtain necessary financing on acceptable terms or at all.

         In response to FASB's Emerging Issues Task Force 95-22 ("EITF 95-22") policy guidelines, the Company's outstanding indebtedness under its revolving credit facility at December 31, 2000 has been reclassified as current debt rather than its previous classification as long-term debt. Generally, current debt is payable within one year and long-term debt is payable at any time after one year. This reclassification is based on Holley's revolving credit facility having both (i) a "lockbox" agreement which provides for all the Company's cash receipts to be swept daily into a special account which shall be used to reduce outstanding borrowings, and (ii) a "material adverse effect" ("MAE") clause. Notwithstanding this reclassification, Holley does not expect to repay, or be required to repay (within one year), the outstanding balance of the Revolving Credit Facility classified as a current liability. The MAE clause, which is a typical requirement in commercial credit agreements, allows the lender to accelerate the loan if it determines that there has been a "material adverse effect" on the borrower's operations, business, properties, assets, liabilities, condition or prospects.

         The reclassification of the revolving credit facility as a current liability is a result only of the combination of the two aforementioned factors: the lockbox agreement and the MAE clause. However, the Company's Revolving Credit Facility does not expire or have a maturity date within one year, but rather has a final expiration date of December 28, 2005. As of December 31, 2001 and as of April 15, 2002, the lender under the Revolving Credit Facility has not notified the Company of any indication of a MAE.

         Management is continually evaluating the performance of Holley's business both in the aggregate and at the separate divisional levels. In 2002, management is implementing actions designed to reduce working capital, maintain sales, and increase gross profit while controlling operating expenses. Although management believes that its actions will reduce working capital, maintain sales, and improve gross profit while controlling operating expenses, there is no assurance that it will be successful. The consolidated financial statements do not include any adjustments to reflect the possible future effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

INFLATION

         General inflation over the last four years has not had a material effect on the Company's cost of doing business and is not expected to have a material effect in the foreseeable future.

FORWARD-LOOKING STATEMENTS

         Any statements set forth above which are not historical facts are forward-looking statements that involve known and unknown risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements are typically defined by words such as "believe", "expect", "anticipate", "estimate" and similar expressions and include (among others) statements concerning:

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

CRITICAL ACCOUNTING POLICIES

         In December 2001, the Securities and Exchange Commission issued financial reporting release, FR-60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies." FR-60 focuses on the need for more discussion about critical accounting policies. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions by management that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures. Actual results could differ from those estimates. Critical accounting policies and significant estimates and assumptions by management are disclosed in Note 2 to the accompanying consolidated financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 was effective July 1, 2001 and SFAS No. 142 was effective January 1, 2002. Under the new rules in SFAS No. 142, goodwill and other indefinite lived intangible assets from acquisitions prior to July 1, 2001, will no longer be amortized effective January 1, 2002, but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives.

         The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of SFAS No. 142 is expected to result in an increase in income before income taxes of approximately $5.8 million per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of APB Opinion 30, "Reporting the Effects of Disposal of a Segment of a Business; and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS No. 144 removes goodwill from its scope and clarifies other implementation issues related to SFAS No. 121. SFAS No. 144 also provides a single framework for evaluating long-lived assets to be disposed of by sale. The provisions of this statement were adopted effective January 1, 2002 and had no material effect on the Company's results of operations or financial position.

ITEM 7A- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         General. Holley's exposure to interest rate changes is primarily related to its variable rate debt which may be outstanding from time to time under its $41.0 million credit facility with Fleet Capital. The interest rates of both the $36.0 million revolving portion of the credit facility and the $5.0 million term facility are based on the London Interbank Offered Rate (LIBOR) or base rate. Because the interest rate on the credit facility is variable, the Company's cash flow may be affected by increases in either the LIBOR or prime rate. As of the end of 2001, Holley's outstanding balance on the revolving credit facility was $28.8 million (offset by cash in transit of $2.2 million).

         Sensitivity Analysis. To assess exposure to interest rate changes, Holley has performed a sensitivity analysis assuming that it had drawn the full $36.0 million balance available under the revolving line of credit. If the prime rate increased 100 basis points, the increase in monthly interest payment would equal $30,000.

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Item 14 for an index to Holley's consolidated financial statements which are included herewith.

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         As previously reported by Holley in a Form 8-K/A filed on August 13, 2001, Holley appointed Ernst & Young LLP as its independent auditors and dismissed Arthur Andersen LLP. The report of Arthur Andersen LLP on the financial statements of Holley for the years ended December 31, 2000 and 1999 contained no adverse opinion or disclaimer of opinion and neither of those reports was qualified or modified as to uncertainty, audit scope or accounting principle. During the fiscal years ended December 31, 2000 and 1999, and through August 6, 2001, there were no disagreements or reportable events. The decision to change firms was approved by the Audit Committee of Holley's Board of Directors.

                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth the name, age and position of each person who is an executive officer or a member of the Board of Directors (a "Director") of Holley as of March 31, 2002. Directors are elected for a one year term of office at the annual stockholder's meeting.


NAME                         AGE           POSITION
----                         ---           --------

Jeffrey G. King               40           Chief Executive Officer, President and Director

A. Bruce Reynolds             61           Vice President, Chief Financial Officer and Secretary

John H. Nickoloff             49           Vice President and General Manager - Remanufacturing Business

Christopher Lacovara          37           Vice President, Treasurer, Assistant Secretary and Director

Evan D. Wildstein             31           Vice President, Assistant Secretary and Director

James A. Kohlberg             44           Director

James D. Wiggins              54           Chairman of the Board and Director

William F. Andrews            70           Director

Samuel P. Frieder             37           Director

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

A. BRUCE REYNOLDS. Vice President, Chief Financial Officer, and Secretary. Mr. Reynolds joined Holley in August 2000. Prior to joining Holley, Mr. Reynolds most recently served as Chief Financial Officer of Powell Building Group from 1999 to 2001 and Saba Medical Technology, Inc. from 1997 to 1999. Mr. Reynolds also served as Chief Financial Officer and Treasurer of National Auto/Truckstops Inc. from 1993 through 1997, a nationwide truck stop and travel center company. In addition, Mr. Reynolds has also held senior financial positions in the automotive, electronics, packaging and chemical conversion industries, including Chrysler Corporation, Bunker-Ramo Corporation, United States Can Inc. and Woodbridge Holdings, Inc. Mr. Reynolds filed for Chapter 11 personal bankruptcy in 1998, which was closed and resolved in 2000.

JOHN H. NICKOLOFF. Vice President and General Manager - Remanufacturing Business. Mr. Nickoloff joined Holley as Vice President in 1995. Prior to joining Holley, Mr. Nickoloff was with Frigidaire (AB Electrolux) from 1975 to 1995, where he served in various financial and manufacturing positions, the most recent as Plant Manager.

CHRISTOPHER LACOVARA. Vice President, Treasurer, Assistant Secretary and Director. Mr. Lacovara has been a Director since 1998. Since 1995, he has been a Principal of Kohlberg & Company, a private equity firm. Prior to that, he was an associate at Kohlberg & Company, which he joined in 1988. Mr. Lacovara is also a director of Katy Industries, Inc.

EVAN D. WILDSTEIN. Vice President, Assistant Secretary and Director. Mr. Wildstein has been an Assistant Secretary and Director since 1999. Since December 1999, Mr. Wildstein has been a Principal of Kohlberg & Company, a private equity firm. Prior to that, he was an associate with Kohlberg & Company, which he joined in 1994.

JAMES A. KOHLBERG. Director. Mr. Kohlberg has been a Director since 1998, and is the Managing Principal of Kohlberg & Company, a private equity firm, which he co-founded in 1987. Mr. Kohlberg is also a director of Katy Industries, Inc.

JAMES D. WIGGINS. Chairman of the Board and Director. Mr. Wiggins has been Chairman since April 16, 2001 and a Director since 1998. Mr. Wiggins is President and CEO of The Gates Group of Companies, an industrial and automotive systems manufacturer, which includes The Gates Rubber Company, Stant Manufacturing, Schrader-Bridgeport, Int'l. and Trico Products Corporation. The Gates Group of Companies is a subsidiary of Tomkins PLC. Prior to his current appointment, Mr. Wiggins was Group President of the Stant/Schrader Group of Gates. He was President and CEO of Schrader, Inc. from 1996 through its acquisition by Tomkins PLC in 1998, and prior to that, was President and CEO of Bridge Products Inc.

WILLIAM F. ANDREWS. Director. Mr. Andrews has been a Director since 1998, and has been Chairman of Corrections Corporation of America since 2001, Chairman of Scovill Fasteners, Inc. since 1995 and Chairman of Northwestern Steel and Wire Corporation since 1999. From 1993 to 1995, Mr. Andrews was Chairman and Chief Executive Officer of Amdura Corporation, a manufacturer of hardware and industrial equipment. Mr. Andrews is also a director of Black Box Corporation, Johnson Controls, Inc., Katy Industries and Trex Corporation.

SAMUEL P. FRIEDER. Director. Mr. Frieder has been a Director since 1998 and a Principal of Kohlberg & Company, a private equity firm, since 1995. Prior to that, he was an associate at Kohlberg & Company, which he joined in 1989. Mr. Frieder is also a director of Katy Industries, Inc.

ITEM 11 -- EXECUTIVE COMPENSATION

         Compensation of Directors. Directors who are officers or employees of Holley receive no additional compensation for serving on the Board of Directors. Our non-employee members of the Board of Directors receive reimbursement for expenses incurred in attending meetings of the directors and any committees of the Board.

         Compensation of Executive Officers. The following table shows, for the three most recent fiscal years, the compensation paid to or earned by our Chief Executive Officer and the four other most highly compensated executive officers who were serving at the end of fiscal year 2001.

                           SUMMARY COMPENSATION TABLE


NAME AND
PRINCIPAL POSITION                  YEAR              SALARY           BONUS              OPTIONS (3)
------------------                  ----              ------           -----              -----------
Jeffrey G. King (1)                 2001             $251,954        $100,000                    -0-
Chief Executive Officer             2000              226,437             -0-                    -0-
                                    1999              219,500             -0-                    -0-

A. Bruce Reynolds (1) (2)           2001             $138,705        $ 25,000                    -0-
Chief Financial Officer             2000               54,281             -0-                200,000

John H. Nickoloff (1)               2001             $127,337        $ 60,000                    -0-
Vice President - Performance and    2000              111,335             -0-                    -0-
Remanufacturing                     1999              110,906             -0-                    -0-

William H. Bass (1)                 2001             $131,729        $ 10,000                    -0-
Vice President - Marketing          2000             $125,671             -0-                    -0-
                                    1999              105,424             -0-                150,000

(1) Certain of the executives participate in Holley's 401(k) plan. Under the plan, Holley matches contributions 100% up to a maximum of 6% of the participant's total salary and bonus for that year. In 2001, Holley paid the following amounts in 401(k) matches: Jeffrey G. King--$10,200; William H. Bass--$-0-; A. Bruce Reynolds--$2,600; John
         H. Nickoloff--$6,941. Each of the executives also participates in Holley's group health and dental insurance plan.

(2)      Mr. Reynolds joined Holley in August 2000.

(3) Options to buy stock of KHPP Holdings, Inc. the direct parent of Holley.


                       OPTION GRANTS IN LAST FISCAL YEAR

No options were granted during 2001.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the ownership of Holley's common stock as of March 31, 2002 by our directors, executive officers, persons known by us to own more than 5.0% of our voting common stock and all our directors and executive officers as a group.


                                            Aggregate Number of Shares
                                            Beneficially Owned
Name and Address of                         -----------------------------
Beneficial Owner                            Number             Percentage
-------------------                         ------             ----------

KHPP Holdings, Inc. (1)                     1,000                  100%

Directors and executive officers
as a group (9 persons) (2)                     --                   --

1. KHPP Holdings, Inc.'s business address is: c/o Kohlberg & Company, L.L.C., 111 Radio Circle, Mt. Kisco, New York, 10549. The voting common stock of KHPP Holdings, Inc. is owned beneficially and of record as follows: KHPP Acquisition Company, L.P.--97.14%; Jeffrey G. King--0.40%; Robert L. Wineland--0.21%; James R. Vance--0.34%; John Nickoloff--0.19%; and other unaffiliated investors--1.72%. James A. Kohlberg indirectly owns 100% of KHPP Acquisition Company, L.P. Mr. King and Mr. Nickoloff also hold the same officer positions with KHPP Holdings, Inc. as they hold with Holley. Furthermore, James
A. Kohlberg, Christopher Lacovara, Evan D. Wildstein and Samuel P. Frieder are affiliates of Kohlberg & Company, L.L.C., which controls KHPP Acquisition Company, L.P. See Directors and Executive Officers of the Registrant. The business address of each such persons is: c/o Holley Performance Products Inc., 1801 Russellville Rd., Bowling Green, Kentucky 42101.

2. The directors and officers of Holley do not own common stock of Holley, but own common stock of KHPP Holdings, Inc. as indicated in footnote (1) above, which owns all of the common stock of Holley. See footnote (1) above.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Pursuant to a fee arrangement, Holley pays Kohlberg & Company, L.L.C. an annual management fee (plus expenses) plus ancillary expenses for certain management and advisory services, which is subject to increase if Kohlberg & Company, L.L.C. invests additional capital in Holley. The management fee agreement terminates on the earlier of Kohlberg terminating the agreement by written notice to Holley, April 1, 2009 or the end of the fiscal year in which Kohlberg beneficially owns less than 25% of Holley's outstanding common stock. In 2001, we paid Kohlberg an aggregate of $0.8 million under this management fee agreement.

                                    PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statements And Schedules. See Index to Financial Statements and Financial Statement Schedule on page F-1 hereof.

(b) Reports on Form 8-K. No reports on Form 8-K were filed by the Registrant during the last quarter of the fiscal year ended December 31, 2001.

(c) Exhibits. The exhibits listed on the Exhibit Index following the signature page hereof are filed herewith in response to this Item.

(d) Financial Statement Schedules. See Index to Financial Statements and Financial Statements Schedule on page F-1 hereof.

The following is an index of the exhibits included in this Report or incorporated herein by reference.

EXHIBIT NUMBER               DESCRIPTION:
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

3.5a                         Articles of Incorporation of Hooker Industries, Inc. (filed as Exhibit 3.7a to the
                             Registration Statement on Form S-4, Commission File No. 333-89061, and incorporated herein by reference).

3.5b                         Bylaws of Hooker Industries, Inc. as amended (filed as Exhibit 3.7b to the Registration
                             Statement on Form S-4, Commission File No. 333-89061, and incorporated herein by reference).

3.6a                         Articles of Incorporation of Biggs Manufacturing, Inc. (filed as Exhibit 3.8a to the
                             Registration Statement on Form S-4, Commission File No. 333-89061, and incorporated herein by reference).

3.6b                         Bylaws of Biggs Manufacturing, Inc. (filed as Exhibit 3.8b to the Registration
                             Statement on Form S-4, Commission File No. 333-89061, and incorporated herein by reference).

3.7a                         Articles of Incorporation of Nitrous Oxide Systems, Inc. (filed as Exhibit 3.9a to the
                             Registration Statement on Form S-4, Commission File No. 333-89061, and incorporated herein by reference).

3.7b                         Bylaws of Nitrous Oxide Systems, Inc. (filed as Exhibit 3.9b to the Registration
                             Statement on Form S-4, Commission File No. 333-89061, and incorporated herein by reference).

3.8a                         Articles of Incorporation of Earl's Supply Company, Inc. (filed as Exhibit 3.10a to the
                             Registration Statement on Form S-4, Commission File No. 333-89061, and incorporated herein by reference).

3.8b                         Bylaws of Earl's Supply Company, Inc. (filed as Exhibit 3.10b to the Registration
                             Statement on Form S-4, Commission File No. 333-89061, and incorporated herein by reference).

4.1                          Indenture for the 12-1/4% Senior Notes due 2007, dated as of September 20, 1999, between Holley Performance Products Inc., the  Guarantors and State Street Bank and
                             Trust Company, as Trustee (filed as Exhibit 4.1 to the Registration Statement on Form
                             S-4, Commission File No. 333-89061, and incorporated herein by reference).

4.2                          Form of Global note for 12-1/4% Senior Note due 2007, Series B (filed as Exhibit 4.3 to the Registration Statement on S-4, Commission File No. 333-89601, and incorporated herein by reference).

10.1                         Loan and Security Agreement, dated December 29, 2000 (the "Loan and Security Agreement"), by and among
                             Holley Performance Products Inc., its subsidiaries and Fleet Capital Corporation. (filed as Exhibit
                             10.1 to Form 10-K of Holley Performance Products Inc. for the year ended December 31, 2000, and incorporated herein by reference).

10.2*                        First Amendment to the Loan and Security Agreement, dated April 9, 2001, by and among Holley
                             Performance Products Inc., its subsidiaries and Fleet Capital Corporation.

10.3*                        Second Amendment to the Loan and Security Agreement, dated April 15, 2002, by and among Holley
                             Performance Products Inc., its subsidiaries and Fleet Capital Corporation.

21*                          Subsidiaries of Holley Performance Products Inc.

24*                          Power of Attorney (included on signature page hereto).

*Filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           HOLLEY PERFORMANCE PRODUCTS INC.


                           /s/ A. Bruce Reynolds
                           ----------------------------------------------------
                           Chief Financial Officer


Date: April 16, 2002

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


SIGNATURE                              TITLE                                      DATE
---------                              -----                                      ----

/s/  Jeffrey G. King         Chief Executive Officer, President and         April 16, 2002
-------------------------    Director
                             (principal executive officer)



/s/ A. Bruce Reynolds        Vice President, Chief Financial Officer        April 16, 2002
-------------------------    and Secretary
                             (principal financial officer and principal
                             accounting officer)



/s/ Christopher Lacovara     Vice President, Treasurer, Assistant           April 16, 2002
-------------------------    Secretary and Director




/s/ Evan D. Wildstein        Assistant Secretary and Director               April 16, 2002
-------------------------



/s/ James A. Kohlberg        Director                                       April 16, 2002
-------------------------



/s/ William F. Andrews       Director                                       April 16, 2002
-------------------------



/s/ James D. Wiggins         Chairman of the Board of Directors             April 16, 2002
-------------------------    and Director



/s/ Samuel P. Frieder        Director                                       April 16, 2002
-------------------------

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

FINANCIAL STATEMENTS

Report of Ernst & Young LLP, Independent Auditors                                       F-2

Report of Arthur Andersen LLP, Independent Public Accountants                           F-3

Consolidated Balance Sheets as of December 31, 2000 and 2001                            F-4

Consolidated Statements of Operations for the
years ended December 31, 1999, 2000 and 2001                                            F-5

Consolidated Statements of Stockholder's Equity for
the years ended December 31, 1999, 2000 and 2001                                        F-6

Consolidated Statements of Cash Flows for the years
ended December 31, 1999, 2000 and 2001                                                  F-7

Notes to Consolidated Financial Statements                                              F-9



FINANCIAL STATEMENT SCHEDULE

Report of Arthur Andersen LLP on Financial Statement Schedule                           S-I

Schedule II -- Valuation and Qualifying Accounts                                        S-II

         All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

REPORT OF INDEPENDENT AUDITORS




Board of Directors and Stockholder
Holley Performance Products Inc.


We have audited the accompanying consolidated balance sheet of Holley Performance Products Inc. and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, stockholder's equity and cash flows for the year then ended. Our audit also included the financial statement schedule listed on the Index at Item 14(a) as of December 31, 2001 and for the year then ended. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Holley Performance Products Inc. and subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein as of December 31, 2001 and for the year then ended.

The accompanying consolidated financial statements have been prepared assuming that Holley Performance Products Inc. will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring net losses. In addition, the Company failed to comply with a covenant of the revolving credit facility at December 31, 2001. The loan agreement has been amended subsequent to December 31, 2001. The Amended Agreement contains certain financial covenants with which the Company must comply, and compliance cannot be assured. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


                                                         /s/ Ernst & Young LLP

Nashville, Tennessee
April 12, 2002, except for the last
  three paragraphs of Note 1 and the second paragraph of Note 7, as to which the date is April 15, 2002

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Holley Performance Products Inc.:

We have audited the accompanying consolidated balance sheets of HOLLEY PERFORMANCE PRODUCTS INC. (a Delaware corporation) AND SUBSIDIARIES (the "Company") as of December 31, 2000, and the related consolidated statements of operations, stockholder's equity and cash flows for the years ended December 31, 1999 and 2000, as restated (See Note 7). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Holley Performance Products Inc. and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the years ended December 31, 1999 and 2000, in conformity with accounting principles generally accepted in the United States.

As explained in Note 2 to the consolidated financial statements, the Company has given retroactive effect to a change in accounting for certain inventories from the last-in, first-out method to the first-in, first-out method.


                                             Arthur Andersen LLP

Nashville, Tennessee
March 9, 2001

                HOLLEY PERFORMANCE PRODUCTS INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2000 AND 2001

                             (Dollars in Thousands)

                                                                               DECEMBER 31,    December 31,
                                    ASSETS                                         2000            2001
                                                                               ------------    -----------
CURRENT ASSETS:
    Cash and cash equivalents                                                  $   6,967       $     234
    Accounts receivable, net of allowance for doubtful accounts of
       $964 and $866 at December 31, 2000 and 2001, respectively                  27,273          19,999
    Inventories                                                                   34,759          34,607
    Deferred income taxes                                                          3,514           5,773
    Income taxes receivable                                                        1,305             308
    Other current assets                                                           1,020           1,497
                                                                               ---------       ---------
          Total current assets                                                    74,838          62,418

PROPERTY, PLANT AND EQUIPMENT, NET                                                32,791          26,068
INTANGIBLE ASSETS
    Costs in excess of net assets acquired                                       111,658         111,658
    Trade names                                                                   42,900          42,900
    Other                                                                         14,904          15,030
                                                                               ---------       ---------
                                                                                 169,462         169,588
    Less accumulated amortization                                                (12,762)        (19,502)
                                                                               ---------       ---------
          Total intangible assets, net                                           156,700         150,086
                                                                               ---------       ---------
          Total assets                                                         $ 264,329       $ 238,572
                                                                               =========       =========

                     LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt                                          $  34,950       $  31,158
    Accounts payable                                                              11,833          14,060
    Accrued liabilities                                                           18,957          15,548
                                                                               ---------       ---------
          Total current liabilities                                               65,740          60,766

LONG-TERM DEBT, NET OF CURRENT PORTION                                           149,432         147,663
DEFERRED INCOME TAXES                                                             16,841          21,936
OTHER NONCURRENT LIABILITIES                                                         537             438

STOCKHOLDER'S EQUITY:
    Common stock, $1.00 par value; 1,000 shares authorized, issued
       and outstanding                                                                 1               1
    Paid-in capital                                                               52,499          52,499
    Accumulated deficit                                                          (20,721)        (44,731)
                                                                               ---------       ---------
          Total stockholder's equity                                              31,779           7,769
                                                                               ---------       ---------
          Total liabilities and stockholder's equity                           $ 264,329       $ 238,572
                                                                               =========       =========


                            See accompanying notes.

                HOLLEY PERFORMANCE PRODUCTS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                             (Dollars in Thousands)

                                                                     Year Ended December 31,
                                                         --------------------------------------------
                                                            1999              2000             2001
                                                        ---------         ---------         ---------
                                                          (Note 2)
NET SALES                                                $ 130,091         $ 163,503         $ 146,987

COST OF SALES                                               87,727           114,220           110,017
                                                         ---------         ---------         ---------
          Gross profit                                      42,364            49,283            36,970
                                                         ---------         ---------         ---------

SELLING EXPENSES                                            16,386            24,631            19,460

GENERAL AND ADMINISTRATIVE EXPENSES                         10,810            18,239             9,247

MANAGEMENT FEES TO RELATED PARTY                               893               942               779

PLANT RELOCATION COSTS                                       1,089               654                --

AMORTIZATION EXPENSE                                         4,536             5,542             5,777
                                                         ---------         ---------         ---------
          Operating income (loss)                            8,650              (725)            1,707
                                                         ---------         ---------         ---------

INTEREST EXPENSE                                            11,848            23,109            22,450

OTHER EXPENSE                                                   --               122               387
                                                         ---------         ---------         ---------

LOSS BEFORE TAXES AND EXTRAORDINARY
    ITEM                                                    (3,198)          (23,956)          (21,130)

INCOME TAX (BENEFIT) EXPENSE                                  (171)           (7,808)            2,880
                                                         ---------         ---------         ---------

LOSS BEFORE EXTRAORDINARY ITEM                              (3,027)          (16,148)          (24,010)


EXTRAORDINARY ITEM, NET OF TAXES                             1,654               511                --
                                                         ---------         ---------         ---------

NET LOSS                                                 $  (4,681)        $ (16,659)        $ (24,010)
                                                         =========         =========         =========


                            See accompanying notes.

                HOLLEY PERFORMANCE PRODUCTS INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

                             (Dollars in Thousands)

                                                                                     RETAINED
                                                                                     EARNINGS
                                                     COMMON           PAID-IN      (ACCUMULATED
                                                      STOCK           CAPITAL         DEFICIT)           TOTAL
                                                    ---------        ---------      -----------         ---------
BALANCE, DECEMBER 31, 1998                          $       1        $  42,419        $     619         $  43,039

    Equity contributions                                   --           10,080               --            10,080
    Net loss (Note 2)                                      --               --           (4,681)           (4,681)
                                                    ---------        ---------        ---------         ---------
BALANCE, DECEMBER 31, 1999 (Note 2)                         1           52,499           (4,062)           48,438

    Net loss                                               --               --          (16,659)          (16,659)
                                                    ---------        ---------        ---------         ---------
BALANCE, DECEMBER 31, 2000                                  1           52,499          (20,721)           31,779

    Net loss                                               --               --          (24,010)          (24,010)
                                                    ---------        ---------        ---------         ---------
BALANCE, DECEMBER 31, 2001                          $       1        $  52,499        $ (44,731)        $   7,769
                                                    =========        =========        =========         =========



                            See accompanying notes.

                HOLLEY PERFORMANCE PRODUCTS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in Thousands)




                                                                             Year Ended December 31,
                                                                   -------------------------------------------
                                                                      1999              2000           2001
                                                                   ----------        ---------       ---------
                                                                    (Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                      $  (4,681)        $ (16,659)      $ (24,010)
    Adjustments to reconcile net loss to net
       cash provided by (used in) operating activities:

          Depreciation and amortization                               10,128            12,993          14,904
          Amortization of debt discount                                  197               685             685
          Loss (gain) on disposal of fixed assets                        (37)               --             461
          Deferred income taxes                                          547            (6,515)          2,836
          Write-off of existing finance costs, net                     1,654               511              --
          Changes in assets and liabilities, net of
              acquisitions:
                 Accounts receivable                                  (6,482)              582           7,274
                 Inventories                                          (3,518)           (3,634)            152
                 Income taxes receivable                              (4,112)            2,807             997
                 Other current assets                                 (1,407)            1,563            (477)
                 Accounts payable                                       (762)            2,200           2,227
                 Accrued liabilities                                     853            (1,970)         (3,508)
                                                                   ---------         ---------       ---------
                    Net cash provided by (used in)
                        operating activities                          (7,620)           (7,437)          1,541
                                                                   ---------         ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                              (4,642)           (4,290)         (1,977)
    Proceeds on disposal of fixed assets                                  10                --              75
    Cash paid for acquisitions                                       (60,685)             (670)             --
                                                                   ---------         ---------       ---------
                    Net cash used in investing activities            (65,317)           (4,960)         (1,902)
                                                                   ---------         ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of long-term obligations                  182,727            55,987             128
    Principal payments on long-term obligations                     (113,713)          (37,232)         (6,374)
    Financing costs                                                   (6,811)             (750)           (126)
    Equity contributions                                              10,080                --              --
                                                                   ---------         ---------       ---------
                    Net cash provided by (used in)
                        financing activities                       $  72,283         $  18,005       $  (6,372)
                                                                   ---------         ---------       ---------


                                   (Continued)

                HOLLEY PERFORMANCE PRODUCTS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in Thousands)

                                   (Continued)




                                                                              Year Ended December 31,
                                                                  --------------------------------------------
                                                                    1999              2000             2001
                                                                  ---------         ---------        ---------
NET CHANGE IN CASH                                                $    (654)        $   5,608        $  (6,733)

BALANCE AT BEGINNING OF YEAR                                          2,013             1,359            6,967
                                                                  ---------         ---------        ---------
BALANCE AT END OF YEAR                                            $   1,359         $   6,967        $     234
                                                                  =========         =========        =========
SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid for interest                                        $   6,581         $  21,095        $  20,804
                                                                  =========         =========        =========
    Cash paid (received) for income taxes                         $   2,921         $  (4,354)       $  (1,300)
                                                                  =========         =========        =========
NONCASH TRANSACTIONS:

    Issuance of debt for distribution facility under
       capital lease                                              $   2,395         $     237        $      --
                                                                  =========         =========        =========


                            See accompanying notes.

               HOLLEY PERFORMANCE PRODUCTS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (Dollars in Thousands)

1.       ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION

Holley Performance Products Inc. ("Holley") is incorporated under the laws of Delaware and headquartered in Bowling Green, Kentucky. Holley and its wholly-owned subsidiaries (referred to collectively as the "Company") is a leading manufacturer of a diversified line of performance automotive products, including carburetors, fuel pumps, fuel injection systems, ignition systems and remanufactured carburetors. The products are designed to enhance street, off-road, recreational and competitive vehicle performance through increased horsepower, torque and driveability. In addition to its automotive performance line, the Company manufactures performance marine, mobile and stationary industrial engine components and markets a line of performance in-tank fuel pumps as well as a specialty chemical line.

Effective May 15, 1998, all outstanding shares of Holley common stock were purchased by KHPP Acquisition Corporation ("KHPP"), a wholly-owned subsidiary of KHPP Holdings Corporation ("Holdings"), for $100,000 (the "Acquisition"). At the time of the Acquisition, KHPP was merged into Holley. The consolidated balance sheets as of December 31, 2000 and 2001, and the consolidated statements of operations, stockholder's equity and cash flows for the years ended December 31, 1999, 2000, and 2001 reflect the accounts of Holley subsequent to the change in ownership that resulted from the Acquisition.
The Acquisition was accounted for using the purchase method of accounting.

Prior to January 1, 1996, Holley was a division of Coltec Industries, Inc. ("Coltec"). Effective January 1, 1996, Holley was incorporated and, from January 1, 1996 to May 15, 1998, was a wholly-owned subsidiary of Coltec.

In August of 1998, Holley purchased the outstanding common stock of Weiand Automotive Industries, Inc. ("Weiand") and, in October of 1998, Holley purchased a group of companies under common ownership: Lunati Cams, Inc., Lunati & Taylor Pistons, Inc., and LMT Motor Sports Corporation (referred to collectively as "Lunati"). Weiand is a manufacturer and distributor of inductions systems, and Lunati is a manufacturer of camshafts, crankshafts, pistons and automotive specialty parts. Both Weiand and Lunati sell their products to automotive parts retailers throughout the United States.

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

BASIS OF PRESENTATION

The Company incurred net losses in 1999, 2000 and 2001. Also, as described in
Note 7, the Company has not complied with the interest coverage covenant on its revolving credit facility. The Company was required to have an interest coverage ratio of 1.15:1.00 during the period from the closing date to December 31, 2001; however, management received a waiver of the non-compliance of the interest coverage ratio covenant from the bank on April 15, 2002. Management has also received an amendment to the borrowing base calculation and future interest ratio covenant requirements. The Company is dependent on its revolving credit facility to fund its working capital needs. The Company's ability to operate within the cash available under its revolving credit facility, as amended, and to comply with the financial covenants required under that facility are dependent on improving earnings before interest, taxes, depreciation and amortization (EBITDA) and reducing the level of working capital necessary to operate the business.

Management believes that the Company will be in compliance with the revolving credit facility's quarterly financial ratio covenants during 2002, as amended, and that the revolving credit facility will be adequate to allow the Company to fund its working capital needs during 2002. However, should the revolving credit facility become unavailable, or the Company fail to meet its projected operating results, the Company may be forced to seek additional sources of financing in order to fund its working capital needs. In such an event, the Company can not be certain that it would be able to obtain necessary financing on acceptable terms or at all.

Management is continually evaluating the performance of the Company's business both in the aggregate and at the separate divisional levels. In 2002, management is implementing actions designed to reduce working capital, maintain sales, and increase gross profit while controlling operating expenses. Although management believes that its actions will reduce working capital, maintain sales, and improve gross profit while controlling operating expenses, there is no assurance that it will be successful. The consolidated financial statements do not include any adjustments to reflect the possible future effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Holley and its wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior year financial statements to conform to the 2001 presentation. These reclassifications had no effect on net income as previously reported.


MANAGEMENT ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures. Actual results could differ from those estimates. Significant estimates and assumptions of management primarily impact the following key financial areas:

     SALES RETURNS

     Estimated sales returns and allowances are recorded as a charge against sales in the period in which the related sales are recognized. The
     Company allows customers to return products when certain Company-established criteria are met. The Company estimates sales returns based primarily upon actual returns, planned product discontinuances, and promotional sales. Returned products, which are recorded as inventories are valued based upon expected realizability. The physical condition and marketability of the returned products are the major factors considered in estimating realizable value. Actual returns, as well as realized values on returned products, may differ significantly, either favorably or unfavorably, from those estimates if factors such as economic conditions, customer inventory levels or competitive conditions differ from the Company's expectations.

     ALLOWANCE FOR DOUBTFUL ACCOUNTS

     Accounts receivable represent receivables from customers in the ordinary course of business. The Company is subject to losses from uncollectible receivables in excess of its allowances. The Company maintains allowances for doubtful accounts for estimated losses from customers' inability to make required payments. In order to estimate the appropriate level of this allowance, the Company analyzes historical bad debts, customer concentrations, current customer creditworthiness, current economic trends and changes in customer payment patterns. If the financial conditions of the Company's customers were to deteriorate and to impair their ability to make payments, additional allowances may be required in future periods. The Company's management believes that all appropriate allowances have been provided.

     INVENTORY VALUATION

     The Company's inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method, including material, labor and factory overhead. Inventory on hand may exceed future demand either because the product is obsolete, or the amount on hand is more than can be used to meet future needs. The Company identifies potentially obsolete and excess inventory by evaluating overall inventory levels. In assessing the ultimate realization of inventories, the Company is required to make judgments as to future demand requirements and compare those with the current or committed inventory levels. If future demand requirements are less favorable than those projected by management, additional inventory write-downs may be required.

     WARRANTIES

     The Company provides for the estimated cost of product warranties at the time revenue is recognized. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the warranty obligation is affected by product failure rates, and material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates or material usage or service delivery costs differ from the Company's estimates, revisions to the estimated warranty liability may be required.

     GOODWILL AND INTANGIBLE ASSET IMPAIRMENT

     The Company has significant intangible assets related to goodwill and other acquired intangible assets. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments. Changes in strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded asset balances.

     The Company continually evaluates whether events and circumstances have occurred that indicate the remaining useful lives of the intangible assets may warrant revision or that the remaining balance of such assets may not be recoverable. When factors indicate that such assets should be evaluated for possible impairment, the Company uses an estimate of the related operation's undiscounted cash flows over the remaining lives of the assets in measuring whether the asset is recoverable. If this review indicates that the intangible asset will not be recoverable based on undiscounted cash flows of the related assets, the Company writes down the intangible asset to estimated fair value.

     In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002, the Company ceased to amortize goodwill and indefinite-lived intangible assets. In lieu of amortization, the Company is required to perform an initial impairment review of goodwill and indefinite-lived intangible assets in 2002 and an annual impairment review thereafter. If the Company determines through the impairment review process that goodwill and indefinite-lived intangible assets have been impaired, the Company would record the impairment charge in its statement of operations.

     INCOME TAXES

     The Company uses the liability method to account for income taxes. The preparation of consolidated financial statements involves estimating the Company's current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheets. An assessment of the recoverability of the deferred tax assets is made, and a valuation allowance is established based upon this assessment. The Company is included in the consolidated federal income tax return of Holdings.

REVENUE RECOGNITION

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

INVENTORIES

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

The effect of the change in accounting principle was to reduce the net loss reported for 1999 and 2000 by $248 and $372, respectively. The change in accounting principle has been applied to 1999 by retroactively restating the financial information. The change in accounting principle had no effect on the period from May 16, 1998 to December 31, 1998, as all inventories were revalued to fair value at May 16, 1998 in connection with the Acquisition and, as a result, approximated the FIFO method of determining inventory value as of December 31, 1998.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment purchased in the Acquisition, as well as the acquisitions of the Company's subsidiaries, are stated at estimated fair market value as prescribed by the purchase method of accounting. Subsequent purchases of property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which are as follows (in years):

          Building and improvements          10-25
          Machinery and equipment              3-5
          Computer equipment                   3-5
          Furniture and fixtures              3-10

Expenditures for maintenance and repairs are generally charged to expense as incurred, whereas expenditures for improvements and replacements are capitalized.

The cost and accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts and the resulting gain or loss is reflected in the consolidated statements of operations.

INTANGIBLE ASSETS

Financing costs are amortized over the term of the related outstanding debt using the effective interest method. The excess of the aggregate purchase price over the fair value of net assets of businesses acquired (goodwill) is amortized on a straight-line basis over a period of 40 years. Trade names are amortized on a straight-line basis over their estimated useful lives of 40 years. In connection with acquisitions, the Company has entered into various covenants not to compete with certain individuals. The estimated values allocated to such agreements are amortized on a straight-line basis over the terms of the respective agreements.

Amortization, including amortization of financing costs, which is classified as interest expense in the accompanying consolidated statements of operations was $4,536, $6,427 and $6,740 for the years ended December 31, 1999, 2000 and 2001, respectively.

STOCK-BASED COMPENSATION

SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for employee stock-based compensation using the intrinsic value method as prescribed in Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. As of December 31, 2001, no options to purchase common stock of the Company have been granted.

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

ADVERTISING

Advertising production costs are expensed the first time the advertising takes place. Total advertising expenses were $2,319, $3,103, and $1,719 for the years ended December 31, 1999, 2000 and 2001, respectively, and are classified as a component of selling expenses in the accompanying consolidated statements of operations.

SHIPPING AND HANDLING COSTS

Amounts billed to customers for shipping and handling costs are classified as a component of net sales whereas amounts incurred by the Company for shipping and handling costs are classified as a component cost of sales in the accompanying consolidated statements of operations.

RESEARCH AND DEVELOPMENT COSTS

Research, development, pre-production and start-up costs related to both present and future products are expensed as incurred. Such costs amount to $2,380, $2,170, and $809 for the years ended December 31, 1999, 2000 and 2001 respectively, and are classified as a component of general and administrative expenses in the accompanying consolidated statements of operations.

LONG-LIVED ASSETS

When factors are present which indicate the cost of assets may not be recovered, the Company evaluates the realizability of its long-lived assets based upon the anticipated future undiscounted cash flows generated by the asset. If this review indicates that long-lived assets will not be recoverable based on undiscounted cash flows of the related assets, the Company writes down the long-lived asset to estimated fair value.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company estimates the fair value of financial instruments using quoted or estimated market prices based upon the current interest rate environment and the remaining term to maturity. At December 31, 2000, there were no material differences between the book values of the Company's financial instruments and their related fair values except that the fair value of the Company's Senior notes, which have a carrying value of $145,376, was approximately $75,000. At December 2001, there were no material differences between the book values of the Company's financial instruments and their related fair values except that the fair value of the Company's Senior notes, which have a carrying value of $146,061, was approximately $72,000.

COMPREHENSIVE INCOME

SFAS No. 130, "Reporting Comprehensive Income," sets forth standards for reporting and displaying components in a full set of general purpose financial statements. Comprehensive income (loss) encompasses all changes in stockholder's equity (except those arising from transactions with owners) and includes net income or loss, net unrealized capital gains or losses on available for sale securities and foreign currency translation adjustments. Comprehensive loss for the years ended December 31, 1999, 2000, and 2001 was the same as net loss for the Company.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 was effective July 1, 2001 and SFAS No. 142 was effective January 1, 2002. Under the new rules in SFAS No. 142, goodwill and other indefinite lived intangible assets from acquisitions prior to July 1, 2001, will no longer be amortized effective January 1, 2002, but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of SFAS No. 142 is expected to result in an increase in income before income taxes of approximately $5,800 per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets", which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of APB Opinion 30, "Reporting the Effects of Disposal of a Segment of a Business; and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS No. 144 removes goodwill from its scope and clarifies other implementation issues related to SFAS No. 121. SFAS No. 144 also provides a single framework for evaluating long-lived assets to be disposed of by sale. The provisions of this statement were adopted effective January 1, 2002, and had no material effect on the Company's results of operations or financial position.

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

         Purchase price                                        $22,082
         Financing and other transaction costs                   1,406
                                                               -------
                 Total purchase price                           23,488
                                                               -------

         Less: value assigned to assets and liabilities:
           Current assets                                        4,685
           Property, plant and equipment                         1,993
           Financing costs                                         800
           Trade name                                            3,830
           Covenants not to compete                                700
           Deferred tax liabilities, net                        (2,091)
           Current liabilities                                  (1,956)
                                                               -------
                                                                 7,961
                                                               -------
         Goodwill                                              $15,527
                                                               =======

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

Purchase price..............................................  $12,500
Financing and other transaction costs.......................      386
                                                              -------
          Total purchase price..............................   12,886
                                                              -------
Less: value assigned to assets and liabilities:
  Current assets............................................    2,195
  Property, plant and equipment.............................      106
  Trade name................................................    3,150
  Covenants not to compete..................................    1,400
  Deferred tax liabilities, net.............................   (1,341)
  Current liabilities.......................................   (1,321)
  Non-current liabilities...................................      (11)
                                                              -------
                                                                4,178
                                                              -------
Goodwill....................................................  $ 8,708
                                                              =======

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

Purchase price..............................................  $14,500
Financing and other transaction costs.......................      519
                                                              -------
          Total purchase price..............................   15,019
                                                              -------
Less: value assigned to assets and liabilities:
  Current assets............................................    4,432
  Property, plant and equipment.............................    1,542
  Trade name................................................    3,700
  Covenants not to compete..................................    1,450
  Deferred tax liabilities, net.............................     (999)
  Current liabilities.......................................   (3,723)
                                                              -------
                                                                6,402
                                                              -------
Goodwill....................................................  $ 8,617
                                                              =======

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

4. INVENTORIES

Inventories of the Company consist of the following:

                                        December 31, 2000      December 31, 2001
                                        -----------------      -----------------
         Raw materials                      $ 10,697                $ 12,529
         Work-in-progress                      7,689                   5,938
         Finished goods                       16,373                  16,140
                                            --------                --------
                                            $ 34,759                $ 34,607
                                            ========                ========

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment of the Company consist of the following:

                                        December 31, 2000      December 31, 2001
                                        -----------------      -----------------
         Land                               $     360             $      360
         Buildings and improvements            11,537                 11,884
         Machinery and equipment               28,928                 28,192
         Computer equipment                     3,849                  3,852
         Furniture and fixtures                 1,835                  2,079
         Construction in process                  800                  1,798
                                            ---------             ----------
                                               47,309                 48,165
             Less: accumulated
               depreciation                   (14,518)               (22,097)
                                            ---------              ---------
                                            $  32,791              $  26,068
                                            =========              =========

Depreciation expense was $5,592, $6,566 and $8,164 for the years ended December 31, 1999, 2000 and 2001, respectively.

6. ACCRUED LIABILITIES

Accrued liabilities of the Company consist of the following:

                                        December 31, 2000      December 31, 2001
                                        -----------------      -----------------
         Wages and benefits                 $   4,719              $   3,679
         Reserve for product returns            3,423                  2,981
         Allowance for outstanding
           rebate programs                      1,856                  1,404
         Interest                               5,391                  5,492
         Other                                  3,568                  1,992
                                            ---------              ---------
                                            $  18,957              $  15,548
                                            =========              =========

7. LONG-TERM DEBT

         Long-term debt as of December 31, 2000 and 2001 consisted of the following:

                                                                   DECEMBER 31, 2000      DECEMBER 31, 2001
                                                                   -----------------      -----------------
Secured revolving line of credit facility due to a bank;
  interest due quarterly at a variable rate based on LIBOR
  or prime at the Company's option, plus the applicable
  margin rate (4.44% at December 31, 2001) maturing
  December 28, 2005.........................................            $34,650               $ 28,814

Senior notes, interest payable semi-annually in March and
  September at 12.25%; maturing September 15, 2007; net of
  debt discount of $4,624 and $3,939, respectively..........            145,376                146,061

Other long-term obligations.................................              4,356                  3,946
                                                                       --------               --------
                                                                        184,382                178,821

Less current portion........................................            (34,950)               (31,158)
                                                                       --------               --------
                                                                       $149,432               $147,663
                                                                       ========               ========

         In December 2000, the Company replaced its existing senior credit facility with Credit Agricole IndoSuez, (consisting of a $35.0 million revolving credit facility) with a $41.0 million facility (the "Credit Arrangement") provided by Fleet Capital Corporation that matures in December 2005. This Credit Arrangement is comprised of two parts: a $36.0 million revolving credit facility (the "Revolving Credit Facility") and a $5.0 million term facility to be used for fixed asset purchases, as required. The Revolving Credit Facility was amended on April 15, 2002. The amended Revolving Credit Facility reduces the maximum borrowings to $34.6 million at April 4, 2002 and, with incremental reductions, to a maximum of $31.0 million at June 15, 2002. The Revolving Credit Facility has an interest coverage covenant only. During the term of the Revolving Credit Facility, the Company was required to have an interest coverage ratio of 1.0:1.0 from the closing date to March 31, 2001, 1.10:1.0 from the closing date to June 30, 2001, 1.10:1.0 from the closing date to September 30, 2001, and 1.15:1.0 from the closing date to December 31, 2001. The interest coverage ratios for the term of the amended Revolving Credit Facility are 1.20:1.0 for the year-to-date periods each ending on March 31, June 30, September 30, and December 31, 2002; 1.25:1.0 for the trailing four quarters each ending on March 31, June 30, September 30, and December 31, 2003, 2004 and 2005. Borrowings under the facility are limited to 75% of eligible receivables and the lesser of $25 million (amended to $15.5 million at May 11, 2002 and thereafter) or 55% of eligible inventories. As discussed in Note 1, at December 31, 2001, the Company was not in compliance with the interest coverage ratio and, on April 15, 2002, received a waiver for the noncompliance. Beginning April 2001, Holley must have borrowing availability of $2.0 million if EBITDA on a trailing twelve month basis is equal to or less than $28.0 million, $1.0 million if EBITDA is less than or equal to $32.0 million but greater than $28.0 million, or $0 if greater than $32.0 million. Fleet Capital has a perfected security interest in all the assets of Holley. The Credit Arrangement also requires mandatory principal prepayments from any proceeds from the sale of the Company's assets or common stock.

         Under the terms of the Credit Arrangement, upon achieving a minimum ratio of earnings before interest, taxes, depreciation and amortization to fixed charges (as defined in the Credit Arrangement), the Company will become eligible to borrow up to $5.0 million under the term facility to be used to fund capital expenditures. Borrowings under the term facility will mature in 2005. As of December 31, 2001, no amounts were outstanding or available under the term facility as the Company had not met the required conditions to implement the term facility.

         At December 31, 2001, the Company had borrowings of $28.8 million outstanding under the Revolving Credit Facility and $0.2 million in cash. The Company had no unused credit availability at December 31, 2001 due to the event of default.

         On September 20, 1999, the Company issued $150 million of 12 1/4% senior notes due 2007 at a discount of 3.7% (the "Senior Notes"). The debt discount will be amortized as a non-cash charge to interest expense using the effective interest method over the term of the debt. The Senior Notes are unsecured and subordinate to the Company's other indebtedness. The proceeds from the Senior Notes were used to repay existing indebtedness and to fund the acquisitions of FlowTech, NOS and Earl's in October 1999. Upon repayment of amounts outstanding under the existing indebtedness, the Company recognized an extraordinary charge to write-off the deferred financing costs of $2,668 in 1999. This charge has been included in the accompanying consolidated statement of operations, net of the associated tax benefit of $1,014, as an extraordinary item.

         Future maturities of long-term debt for the years following December 31, 2001 are as follows:

    2002........................................................   $ 31,158
    2003........................................................        185
    2004........................................................        107
    2005........................................................        114
    2006........................................................        120
    Thereafter..................................................    151,076
                                                                   --------
              Total maturities..................................    182,760
    Less debt discount..........................................     (3,939)
                                                                   --------
                                                                   $178,821
                                                                   ========

         In connection with the Revolving Credit Facility, the Credit Arrangement requires lockbox agreements which provide for all receipts to be swept daily to reduce borrowings outstanding. These agreements, combined with the existence of a Material Adverse Effect (MAE) clause in the Credit Arrangement, cause the Revolving Credit Facility to be classified as a current liability, per guidance in the FASB's Emerging Issues Task Force 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement." The MAE clause, which is a typical requirement in commercial credit agreements, allows the lender to require the loan to become due if it determines there has been a material adverse effect on the operations, business, properties, assets, liabilities, condition or prospects. The classification of the Revolving Credit Facility as a current liability at December 31, 2000 is a result only of the combination of the two afore-mentioned factors: the lockbox agreements and the MAE clause. However, the Revolving Credit Facility does not expire or have a maturity date within one year, but rather has a final expiration date of December 28, 2005.

         The Revolving Credit Facility was reclassified from long-term to current as of December 31, 2000.

8.       INCOME TAXES

The provision (benefit) for income taxes before extraordinary item consisted of the following:


                                                             Year Ended December 31,
                                                          ----------------------------
                                                          1999        2000       2001
                                                          -----     -------     ------
         Current tax provision (benefit)
           Federal                                        $  --     $(1,169)    $   --
           State                                             --        (124)        44
                                                          -----     -------     ------
                                                             --      (1,293)        44
         Deferred tax provision (benefit)
           Federal                                         (153)     (5,829)     2,537
           State                                            (18)       (686)       299
                                                          -----     -------     ------
                                                           (171)     (6,515)     2,836
                                                          -----     -------     ------

           Total provision (benefit)                      $(171)    $(7,808)    $2,880
                                                          =====     =======     ======

The Company also realized deferred tax benefits of $1,014 in 1999, $314 in 2000 and $-0- in 2001 associated with the extraordinary item resulting from the writeoff of deferred financing costs.

A reconciliation of the U.S. federal statutory tax rate to the effective tax rate is as follows:





                                                                               Year Ended December 31,
                                                               --------------------------------------------------
                                                                    1999                 2000            2001
                                                               ---------------        --------         --------
         U.S. federal statutory rate                              (34.0)%              (34.0)%         (34.0)%
         State taxes on income, net of
           federal benefit                                         (4.0)                (4.0)           (3.5)
         Non-deductible amortization                               17.5                  3.7             4.1
         Valuation allowance                                         --                   --            46.9
         Other                                                      0.4                  1.5             0.1
                                                                  ------               ------          ------
                 Income tax provision (benefit)                   (20.1)%              (32.8)%          13.6%
                                                                  ======               ======          ======

Significant components of deferred tax assets and liabilities are as follows:

                                                                            DECEMBER 31,
                                                                     --------------------------
                                                                       2000              2001
                                                                     --------          --------
       Deferred tax assets -- current:
         Reserves on assets                                          $  2,686          $ 4,077
         Liabilities not yet deductible                                 3,351            3,289
                                                                     --------          --------
       Deferred tax assets -- current                                   6,037            7,366

       Deferred tax liabilities -- current:
         LIFO reserve                                                  (2,523)          (1,593)
                                                                     --------          --------
         Deferred tax liabilities -- current                           (2,523)          (1,593)
                                                                     --------          --------
       Net deferred tax assets -- current                            $  3,514          $ 5,773
                                                                     ========          ========

       Deferred tax assets -- noncurrent:
         Net operating loss carryforwards                            $  5,310           $ 9,798
         Other                                                            204               175
                                                                     --------          --------
                                                                        5,514             9,973
         Less valuation allowance                                          --             9,798
                                                                     --------          --------
         Deferred tax assets -- noncurrent                              5,514               175

       Deferred tax liabilities -- noncurrent:
         Trade name                                                   (15,194)          (15,043)
         Covenants not to compete                                      (1,517)           (1,202)
         Amortization                                                      --              (650)
         Property, plant and equipment                                 (5,644)           (5,216)
                                                                     --------          --------
         Deferred tax liabilities -- noncurrent                       (22,355)          (22,111)
                                                                     --------          --------
       Net deferred tax liabilities -- noncurrent                    $(16,841)         $(21,936)
                                                                     =========         =========
       Total deferred tax assets                                     $ 11,551          $ 17,339
                                                                     =========         =========
       Total deferred tax liabilities                                $(24,878)         $(23,704)
                                                                     =========         =========
       Total valuation allowance                                     $     --          $  9,798
                                                                     =========         =========

The Company has federal and state net operating loss carryforwards of approximately $26,000 as of December 31, 2001 that will expire from 2019 through 2021. During 2001, the Company established a valuation allowance of $9,798 due to the uncertainty of the ultimate realization of net operating loss carryforwards.

9.      BENEFIT PLANS

HOLLEY 401(K) PLAN

Effective May 16, 1998, Holley established 401(k) savings plans for salaried and non-salaried employees. Participation in the plans is optional. Employer contributions to the plans are discretionary. During the years ended December 31, 1999, 2000 and 2001, the Company's contribution expense related to these plans totaled $865, $956 and $945, respectively.

LUNATI 401(K) PLAN

Lunati maintains a profit sharing and a 401(k) savings plan for its employees. Employer contributions to the plan are discretionary. For the years ended December 31, 1999, 2000 and 2001, the Company made no contributions to this plan.

DEFINED BENEFIT PENSION PLAN

Effective May 16, 1998, the Company established a defined benefit pension plan for its employees. The Projected Unit Credit Actuarial Cost Method is used to determine the normal cost of the pension plan and estimate pension benefit obligations.


                                                       2000              2001
                                                      -------           -------
CHANGE IN BENEFIT OBLIGATION
  Benefit obligation, beginning of year                $3,913           $ 4,290
    Service cost                                        1,126               981
    Interest cost                                         249               268
    Benefit payments                                     (228)              (89)
    Actuarial gain                                       (770)             (540)
                                                       ------           -------
  Benefit obligation, end of year                      $4,290           $ 4,910
                                                       ======           =======
FAIR VALUE OF PLAN ASSETS
  Fair value of plan assets, beginning of year         $  521           $ 1,738
    Employer contributions                              1,460             1,949
    Return on assets                                      (15)               66
    Benefit payments                                     (228)              (89)
                                                       -------          -------
  Fair value of plan assets, end of year               $1,738           $ 3,664
                                                        ======          =======

                                                               2000               2001
                                                             -------             -------
         FUNDED STATUS
           Funded status                                     $(4,290)            $(4,910)
             Plan assets                                       1,738               3,664
             Unrecognized prior service costs                    173                 158
             Unrecognized actuarial gain                        (349)               (731)
                                                             -------             -------
           Net accrued benefit liability recognized          $(2,728)            $(1,819)
                                                             =======             =======


                                                               YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                       1999             2000              2001
                                                      ------          -------           -------

         COMPONENTS OF NET PERIODIC BENEFIT COST
           Service cost                              $  928          $ 1,126           $   981
           Interest cost                                263              249               268
           Expected return on plan assets                --              (99)             (188)
           Amortization of prior service cost            --               15                15
           (Gain)/loss                                   --               --               (36)
                                                      ------          -------           -------
           Net periodic benefit cost                 $1,191          $ 1,291           $ 1,040
                                                      ======          =======           =======


Assumptions used in the accounting:




                                                                2000            2001
                                                                ----            ----

         Discount rate                                          7.25%           7.25%
         Rates of increase in compensation levels               4.00            4.00
         Expected long-term weighted average
           rate of return on assets                             8.00            8.00


10.      LEASE COMMITMENTS

The aggregate future minimum fixed lease obligations under operating leases for the Company as of December 31, 2001, are as follows:

                                                                 OPERATING
                                                                   LEASES
                                                                 ---------
        2002                                                     $ 1,553
        2003                                                         818
        2004                                                         571
        2005                                                         107
        2006                                                          17
        Thereafter                                                   138
                                                                 ---------
            Total minimum lease payments                         $ 3,204
                                                                 =========

Total rent expense for the Company's operating leases was approximately $1,280, $2,374 and $1,982 for the years ended December 31, 1999, 2000 and 2001, respectively.

11.      MAJOR CUSTOMERS

The Company's customers include many large and well-known automotive parts retailers and distributors. One customer, Auto Sales, Inc. (d/b/a Summit Racing), represented 13.5%, 13.4% and 11.6% of total net sales for the years ended December 31, 1999, 2000 and 2001, respectively. Approximately 2.3% and 1.4% of the Company's accounts receivable at December 31, 2000 and 2001, respectively, were from this customer. Management believes the credit risk associated with this customer is low.

12.      COMMITMENTS AND CONTINGENCIES

The Company is a party to various lawsuits and claims in the normal course of business. While the lawsuits and claims against the Company cannot be predicted with certainty, management believes that the ultimate resolution of the matters will not have a material effect on the financial position or results of operations of the Company.

In May 1999, Union Pacific Railroad Company filed an action against Weiand and others in the U.S. District Court for the Central District of California, alleging that certain soil and groundwater contamination discovered on Union Pacific property in Los Angeles had migrated from an adjacent Weiand facility. Union Pacific claimed that Weiand is liable to Union Pacific for certain investigation and remediation costs, as well as for other damages under state law. Union Pacific sought damages in the amount of approximately $2.965 million from all defendants.

In December 2000, Union Pacific, Holley, Weiand and Joan Weiand, the owner of the Weiand property, reached a comprehensive settlement in exchange for a cash payment significantly less than the sought amount, resulting in a full dismissal of the lawsuit. A substantial majority of the settlement payment was paid by Weiand's insurers. In connection with the settlement, an additional $550 paid by the settling insurers has been put into a Site Source Control Account to fund investigation and any required remediation of the Weiand property, as may be required by the State of California. Part of the attorney fees and litigation expenses of the parties were also reimbursed by the settling insurers.

In 2000, Weiand discovered possibly significant soil contamination on the Weiand property, which has not yet been fully analyzed by Weiand's environmental consultants. Holley is working with the property owner, under the supervision of the California Department of Toxic Substances Control, to investigate and, if necessary, remediate the contamination. Holley cannot estimate the potential liability arising from that contamination, if any, or the possible outcome of any state environmental regulatory requirements. Holley and Weiand are working vigorously to address regulatory issues arising from the discovered contamination. The $550 received from Holley's insurers, which was placed in a Site Source Control Account discussed above, is available to fund investigation and any required remediation of the Weiand property, as may be required by the State of California.

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

13.      RELATED-PARTY TRANSACTIONS

In 1999, the Company paid fees totaling $766 to Kohlberg in conjunction with the acquisitions of Hooker, Flowtech, NOS and Earl's (Note 3). These fees have been capitalized along with other acquisition costs incurred in the transactions.

Pursuant to a management agreement, Kohlberg provides the Company with general corporate administrative services. Kohlberg receives a management fee to recover its operating expenses based upon an allocation of time devoted to the Company. Management fee expense was approximately $893, $942 and $779 for the years ended December 31, 1999, 2000 and 2001, respectively.

Subsequent to the Acquisition, Holdings issued 3,668,480 stock options to buy common stock of Holdings to certain members of management of the Company.
During 1999 and 2000, Holdings issued additional options to members of management totaling 150,000 and 575,000, respectively. The options are exercisable at prices ranging from $1.50 to $2.25 per share, which represents estimated fair value at the date of grant, and vest at the end of nine years or at an accelerated rate if certain performance measurements are met. During 2000 and in January 2001, 513,608 and 888,235 options, respectively, were forfeited prior to vesting. As of December 31, 2001, 2,991,637 options remain outstanding.

14.      SEGMENT DATA

The Company's reportable segments are High Performance Parts and Remanufactured Parts. The Company manufactures high performance aftermarket automotive parts through its High Performance Parts segment. Under its Remanufactured Parts segment, the Company refurbishes used automotive part cores and then resells the parts as remanufactured products. Both segments sell primarily to automotive parts distributors throughout the United States.

The Company evaluates the performance of its reportable segments based on gross margin. Intersegment sales and transfers are not significant.

Summarized financial information concerning the Company's operating measures for the reportable segments are shown in the following table:

                                                    HIGH
                                                 PERFORMANCE           REMANUFACTURED
                                                    PARTS                   PARTS                  TOTAL
                                                 ===========           ================          =========
      YEAR ENDED DECEMBER 31, 1999
         Net sales                                $  104,562             $   25,529             $  130,091
         Gross profit                                 35,373                  6,991                 42,364

      YEAR ENDED DECEMBER 31, 2000
         Net sales                                $  139,669             $   23,834             $  163,503
         Gross profit                                 43,789                  5,494                 49,283

      YEAR ENDED DECEMBER 31, 2001
         Net sales                                $  127,565             $   19,422             $  146,987
         Gross profit                                 32,714                  4,256                 36,970


Summary balance sheet data for inventory and property, plant and equipment for each of the Company's reportable segments as of December 31, 2000 and 2001 are shown in the following table:

                                                    HIGH
                                                 PERFORMANCE           REMANUFACTURED
                                                    PARTS                   PARTS                 TOTAL
                                                 ===========          ================          =========
      AS OF DECEMBER 31, 2000
         Inventories                             $   31,108             $    3,651             $   34,759
         Property, plant and equipment               30,467                  2,324                 32,791

      AS OF DECEMBER 31, 2001
         Inventories                             $   31,259             $    3,348             $   34,607
         Property, plant and equipment               24,235                  1,833                 26,068


15.      KEY SUPPLIER

The Company is dependent on one supplier for the zinc castings and one supplier for aluminum manifold castings used in its production process. Purchases from these suppliers account for approximately 12%, 9% and 12% of annual raw material purchases for the years ended December 31, 1999, 2000 and 2001, respectively.

16.      FINANCIAL INFORMATION FOR GUARANTORS OF THE COMPANY'S DEBT

The Senior Notes are guaranteed by substantially all existing and future directly or indirectly wholly-owned domestic restricted subsidiaries of the Company ("the Guarantors"). The Guarantors irrevocably and unconditionally, fully, jointly and severally guarantee the performance and payment, when due, of all obligations under and Senior Notes.

The information that follows presents condensed consolidating financial information as of and for the years ended December 31, 2001, 2000 and 1999 for:
a) Holley Performance Products Inc. (as the Issuer), b) the Guarantors, c) elimination entries and d) the Company on a consolidated basis.

The condensed consolidating financial information includes certain allocations of revenues and expenses based on management's best estimates which is not necessarily indicative of financial position, results of operations and cash flows that these entities would have achieved on a stand-alone basis and should be read in connection with the consolidated financial statements of the Company.

                                                                       Consolidating Balance Sheet
                                                                            December 31, 2000
                                                     ---------------------------------------------------------------
                                                         Holley
                                                       Performance
                                                       Products Inc.
                                                     (Parent Company     Subsidiary
                                                          Only)          Guarantors      Eliminations     Consolidated
                                                     ----------------    ----------      ------------     -------------
ASSETS:

CURRENT ASSETS:
    Cash and cash equivalents                            $  6,487          $    480       $     --          $  6,967
    Accounts receivable, net                               26,691               582             --            27,273
    Inventories                                            25,696             9,063             --            34,759
    Deferred income taxes                                      --             3,514             --             3,514
    Income taxes receivable                                 1,305                --             --             1,305
    Intercompany receivable                                    --             9,770         (9,770)               --
    Other current assets                                    1,020                --             --             1,020
                                                         --------          --------       --------          --------
          Total current assets                             61,199            23,409         (9,770)           74,838

PROPERTY, PLANT AND EQUIPMENT, NET                         22,867             9,924             --            32,791
INVESTMENT IN SUBSIDIARIES                                 75,199                --        (75,199)               --
INTANGIBLE ASSETS
    Costs in excess of net assets acquired                 69,482            42,176             --           111,658
    Trade names                                            37,610             5,290             --            42,900
    Other                                                   5,739             9,165             --            14,904
                                                         --------          --------      ---------          --------
                                                          112,831            56,631             --           169,462
    Less accumulated amortization                          (8,868)           (3,894)            --           (12,762)
                                                         --------          --------      ---------          --------
          Total intangible assets, net                    103,963            52,737             --           156,700
                                                         --------          --------       --------          --------
          Total assets                                   $263,228          $ 86,070       $(84,969)         $264,329
                                                         ========          ========       ========          ========
LIABILITIES AND STOCKHOLDER'S EQUITY:

CURRENT LIABILITIES:
    Current portion of long-term debt                    $ 34,432          $    518       $     --          $ 34,950
    Accounts payable                                       11,176               657             --            11,833
    Intercompany payable                                    9,770                --         (9,770)               --
    Accrued liabilities                                    17,044             1,913             --            18,957
                                                          -------          --------       --------          --------
          Total current liabilities                        72,422             3,088         (9,770)           65,740

LONG-TERM DEBT, NET OF CURRENT PORTION                    149,432                --             --           149,432

DEFERRED INCOME TAXES                                       9,058             7,783             --            16,841

OTHER NONCURRENT LIABILITIES                                  537                --             --               537

STOCKHOLDER'S EQUITY:
    Common stock                                                1            88,074        (88,074)                1
    Paid-in capital                                        52,499                --             --            52,499
    Accumulated deficit                                   (20,721)          (12,875)        12,875           (20,721)
                                                         --------          --------       --------          --------
          Total stockholder's equity                       31,779            75,199        (75,199)           31,779
                                                         --------          --------       --------          --------
          Total liabilities and stockholder's            $263,228          $ 86,070       $(84,969)         $264,329
               equity                                    ========          ========       ========          ========


                                                                     Consolidating Balance Sheet
                                                                           December 31, 2001
                                                     ---------------------------------------------------------------
                                                         Holley
                                                       Performance
                                                       Products Inc.
                                                     (Parent Company     Subsidiary
                                                          Only)          Guarantors      Eliminations     Consolidated
                                                     ----------------    ----------      ------------     -------------
ASSETS:

CURRENT ASSETS:
    Cash and cash equivalents                          $      72          $   162         $      --        $     234
    Accounts receivable, net                              19,543              456                --           19,999
    Inventories                                           19,385           15,222                --           34,607
    Deferred income taxes                                  3,641            2,132                --            5,773
    Income taxes receivable                                  152              156                --              308
    Intercompany receivable                                   --               --                --               --
    Other current assets                                   1,370              127                --            1,497
                                                       -------------      -----------     ------------     -------------
          Total current assets                            44,163           18,255                --           62,418

PROPERTY, PLANT AND EQUIPMENT, NET                        19,706            6,362                             26,068
INVESTMENT IN SUBSIDIARIES                                65,235               --           (65,235)              --
INTANGIBLE ASSETS
    Costs in excess of net assets acquired                69,482           42,176                --          111,658
    Trade names                                           37,610            5,290                --           42,900
    Other                                                  5,865            9,165                --           15,030
                                                       -------------      -----------     ------------     -------------
                                                         112,957           56,631                --          169,588
          Less accumulated amortization                  (13,356)          (6,146)               --          (19,502)
                                                       -------------      -----------     ------------     -------------
          Total intangible assets, net                    99,601           50,485                --          150,086
                                                       -------------      -----------     ------------     -------------
          Total assets                                  $228,705          $75,102         $ (65,235)        $238,572
                                                       =============      ===========     ============     =============
LIABILITIES AND STOCKHOLDER'S EQUITY:

CURRENT LIABILITIES:
    Current portion of long-term debt                   $ 31,050          $   108         $      --        $  31,158
    Accounts payable                                      13,577              483                --           14,060
    Intercompany payable                                      --               --                --               --
    Accrued liabilities                                   14,317            1,231                --           15,548
                                                       -------------      -----------     ------------     -------------
          Total current liabilities                       58,944            1,822                --           60,766

LONG-TERM DEBT, NET OF CURRENT PORTION                   147,401              262                --          147,663

DEFERRED INCOME TAXES                                     14,153            7,783                --           21,936

OTHER NONCURRENT LIABILITIES                                 438               --                --              438

STOCKHOLDER'S EQUITY:
    Common stock                                               1           88,074           (88,074)               1
    Paid-in capital                                       52,499               --                --           52,499
    Accumulated deficit                                  (44,731)         (22,839)           22,839          (44,731)
                                                       -------------      -----------     ------------     -------------
          Total stockholder's equity                       7,769           65,235           (65,235)           7,769
                                                       -------------      -----------     ------------     -------------
          Total liabilities and stockholder's          $ 228,705          $75,102         $ (65,235)       $ 238,572
               equity                                  =============      ===========     ============     =============


                                                                   Consolidating Statement of Operations
                                                                       Year ended December 31, 1999
                                                     ---------------------------------------------------------------
                                                         Holley
                                                       Performance
                                                       Products Inc.
                                                     (Parent Company     Subsidiary
                                                          Only)          Guarantors    Eliminations    Consolidated
                                                     ----------------    ----------    ------------    -------------
NET SALES                                              $104,589          $151,691        $(126,189)    $ 130,091

COST OF SALES                                            72,145           141,771         (126,189)       87,727
                                                      ---------         ----------       ---------     ---------

     Gross profit                                        32,444             9,920               --        42,364
                                                       ---------         ----------       ---------     ---------
SELLING EXPENSES                                         12,363             4,023               --        16,386

GENERAL AND ADMINISTRATIVE EXPENSES                       4,409             6,401               --        10,810

MANAGEMENT FEES TO RELATED PARTY                            893                --               --           893

PLANT RELOCATION COSTS                                       --             1,089               --         1,089

AMORTIZATION EXPENSE                                      3,153             1,383               --         4,536
                                                       ---------         ----------       ---------     ---------
          Operating income (loss)                        11,626            (2,976)              --         8,650
                                                       ---------         ----------       ---------     ---------

INTEREST EXPENSE                                         11,798                50               --        11,848
                                                       ---------         ----------       ---------     ---------

LOSS BEFORE TAXES AND EXTRAORDINARY
    ITEM                                                   (172)           (3,026)              --        (3,198)

INCOME TAX BENEFIT                                          (59)             (112)              --          (171)
                                                       ---------         ----------       ---------     ---------

LOSS BEFORE EXTRAORDINARY ITEM                             (113)           (2,914)              --        (3,027)

EQUITY IN LOSS OF SUBSIDIARIES                            2,914                --           (2,914)           --

EXTRAORDINARY ITEM, NET OF TAXES                          1,654                --               --         1,654
                                                       ---------         ----------       ---------     ---------

NET LOSS                                               $ (4,681)         $ (2,914)        $  2,914      $ (4,681)
                                                       =========         ==========       =========     =========


                                                                   Consolidating Statement of Cash Flows
                                                                      Year ended December 31, 1999
                                                     ---------------------------------------------------------------
                                                                Holley
                                                              Performance
                                                              Products Inc.
                                                            (Parent Company     Subsidiary
                                                                 Only)          Guarantors    Eliminations    Consolidated
                                                            ----------------    ----------    ------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES                          $    (8,576)       $      956      $       --     $  (7,620)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                           (4,605)              (37)             --        (4,642)
    Proceeds on disposal of fixed assets                               10                --              --            10
    Cash paid for acquisitions                                    (60,685)               --              --       (60,685)
                                                              ------------       ----------      ----------     ----------
          Net cash used in investing activities                   (65,280)              (37)             --       (65,317)
                                                              ------------       ----------      ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of long-term obligations               182,727                --              --       182,727
    Principal payments on long-term obligations                  (112,819)             (894)             --      (113,713)
    Financing costs                                                (6,811)               --              --        (6,811)
    Equity contributions                                           10,080                --              --        10,080
                                                              ------------       ----------      ----------     ----------
         Net cash provided by (used in)
              financing activities                                 73,177              (894)             --        72,283
                                                              ------------       ----------      ----------     ----------

NET CHANGE IN CASH                                                   (679)               25              --          (654)

CASH AT BEGINNING OF YEAR                                           1,907               106              --         2,013
                                                              ------------       ----------      ----------     ----------

CASH AT END OF YEAR                                           $     1,228        $      131      $       --     $   1,359
                                                              ============       ==========      ==========     ==========

                                                                  Consolidating Statement of Operations
                                                                      Year ended December 31, 2000
                                                     ---------------------------------------------------------------
                                                         Holley
                                                       Performance
                                                       Products Inc.
                                                     (Parent Company     Subsidiary
                                                          Only)          Guarantors    Eliminations    Consolidated
                                                     ----------------    ----------    ------------    -------------
NET SALES                                              $ 91,481          $226,775       $(154,753)     $163,503

COST OF SALES                                            69,037           199,936        (154,753)      114,220
                                                       --------          ----------      --------      --------

     Gross profit                                        22,444            26,839              --        49,283
                                                       --------          ----------      --------      --------
SELLING EXPENSES                                          5,585            19,046              --        24,631

GENERAL AND ADMINISTRATIVE EXPENSES                       1,189            17,050              --        18,239

MANAGEMENT FEES TO RELATED PARTY                            942                --              --           942

PLANT RELOCATION COSTS                                       --               654              --           654

AMORTIZATION EXPENSE                                      3,304             2,238              --         5,542
                                                       --------          ----------      --------      --------
          Operating income (loss)                        11,424           (12,149)             --          (725)
                                                       --------          ----------      --------      --------

INTEREST EXPENSE                                         23,028                81              --        23,109

OTHER EXPENSE                                               122                --              --           122
                                                       --------          ----------      --------      --------

LOSS BEFORE TAXES AND EXTRAORDINARY
    ITEM                                                (11,726)           (12,230)            --       (23,956)

INCOME TAX BENEFIT                                       (3,822)            (3,986)            --        (7,808)
                                                       --------          ----------      --------      --------

LOSS BEFORE EXTRAORDINARY ITEM                           (7,904)            (8,244)            --       (16,148)

EQUITY IN LOSS OF SUBSIDIARIES                            8,244                 --         (8,244)           --

EXTRAORDINARY ITEM, NET OF TAXES                            511                 --             --           511
                                                       --------          ----------      --------      --------
NET LOSS                                               $(16,659)         $  (8,244)      $  8,244      $(16,659)
                                                       ========          ==========      ========      ========

                                                                          Consolidating Statement of Cash Flows
                                                                               Year ended December 31, 2000
                                                            ---------------------------------------------------------------
                                                                Holley
                                                              Performance
                                                              Products Inc.
                                                            (Parent Company     Subsidiary
                                                                 Only)          Guarantors    Eliminations    Consolidated
                                                            ----------------    ----------    ------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES                         $     (7,635)       $   198         $     --       $ (7,437)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                           (4,290)            --               --         (4,290)
    Cash paid for acquisitions                                       (670)            --               --           (670)
                                                              ------------       ----------      ----------     --------
          Net cash used in investing activities                    (4,960)            --               --         (4,960)
                                                              ------------       ----------      ----------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of long-term obligations               55,469             518               --         55,987
    Principal payments on long-term obligations                  (36,865)           (367)              --        (37,232)
    Financing costs                                                 (750)             --               --           (750)
                                                              ------------       ----------      ----------     --------
         Net cash provided by financing activities                17,854             151               --         18,005
                                                              ------------       ----------      ----------     --------

NET CHANGE IN CASH                                                 5,259             349               --          5,608

CASH AT BEGINNING OF YEAR                                          1,228             131               --          1,359
                                                              ------------       ----------      ----------     --------


CASH AT END OF YEAR                                           $    6,487         $   480         $     --       $  6,967
                                                              ============       ==========      ==========     ========


                                                                Consolidating Statement of Operations
                                                                     Year ended December 31, 2001
                                                     ---------------------------------------------------------------
                                                         Holley
                                                       Performance
                                                       Products Inc.
                                                     (Parent Company     Subsidiary
                                                          Only)          Guarantors    Eliminations    Consolidated
                                                     ----------------    ----------    ------------    -------------
NET SALES                                              $ 78,629          $ 207,765       $ (139,407)   $ 146,987
COST OF SALES                                            60,199            189,225         (139,407)     110,017
                                                       ---------         ----------       ---------     ---------


     Gross profit                                        18,430             18,540               --       36,970
                                                       ---------         ----------       ---------     ---------
SELLING EXPENSES                                          4,417             15,043               --       19,460

GENERAL AND ADMINISTRATIVE EXPENSES                         574              8,673               --        9,247

MANAGEMENT FEES TO RELATED PARTY                            779                 --               --          779

AMORTIZATION EXPENSE                                      3,525              2,252               --        5,777
                                                       ---------         ----------       ---------     ---------
          Operating income (loss)                         9,135             (7,428)              --        1,707
                                                       ---------         ----------       ---------     ---------
INTEREST EXPENSE                                         22,421                 29               --       22,450

OTHER EXPENSE                                               380                  7               --          387
                                                       ---------         ----------       ---------     ---------

LOSS BEFORE TAXES                                       (13,666)            (7,464)              --      (21,130)

INCOME TAX EXPENSE                                          380              2,500               --        2,880
                                                       ---------         ----------       ---------     ---------

                                                        (14,046)            (9,964)              --      (24,010)

EQUITY IN LOSS OF SUBSIDIARIES                            9,964                 --           (9,964)          --
                                                       ---------         ----------       ---------     ---------

NET LOSS                                               $ (24,010)        $  (9,964)        $  9,964     $(24,010)
                                                       =========         ==========       =========     =========



                                                                   Consolidating Statement of Cash Flows
                                                                        Year ended December 31, 2001
                                                     ---------------------------------------------------------------
                                                                Holley
                                                              Performance
                                                              Products Inc.
                                                            (Parent Company     Subsidiary
                                                                 Only)          Guarantors    Eliminations    Consolidated
                                                            ----------------    ----------    ------------    -------------

CASH FLOWS FROM OPERATING ACTIVITIES                        $       1,786       $    (245)    $        --     $    1,541

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                           (1,977)             --              --         (1,977)
    Proceeds on disposal of fixed assets                               --              75              --             75
                                                              ------------       ----------      ----------     ----------
          Net cash used in investing activities                    (1,977)             75              --         (1,902)
                                                              ------------       ----------      ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of long-term obligations                   128              --              --            128
    Principal payments on long-term obligations                    (6,226)           (148)             --         (6,374)
    Financing costs                                                  (126)             --              --           (126)
                                                              ------------       ----------      ----------     ----------
    Net cash provided by (used in)
     financing activities                                          (6,224)           (148)             --          (6,372)
                                                              ------------       ----------      ----------     ----------

NET CHANGE IN CASH                                                 (6,415)           (318)             --          (6,733)
CASH AT BEGINNING OF YEAR                                           6,487             480              --           6,967
                                                              ------------       ----------      ----------     ----------
CASH AT END OF YEAR                                           $        72        $    162        $     --       $     234
                                                              ============       ==========      ==========     ==========

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Holley Performance Products Inc.:

We have audited, in accordance with auditing standards generally accepted in the United States, the accompanying consolidated balance sheet of HOLLEY PERFORMANCE PRODUCTS, INC. (a Delaware corporation) AND SUBSIDIARIES as of December 31, 2000 and the related consolidated statements of operations, stockholder's equity and cash flows for the years ended December 31, 1999 and 2000, as restated (See Note
7) included in this Form 10-K and have issued our report thereon dated March 9, 2001.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedule of valuation and qualifying accounts is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The information presented in this schedule as of and for the years ended December 31, 1999 and December 31, 2000 has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                             Arthur Andersen LLP

Nashville, Tennessee
March 9, 2001

                          FINANCIAL STATEMENT SCHEDULE
                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS

               COLUMN A               COLUMN B                COLUMN C                 COLUMN D               COLUMN E
               --------               --------      -------------------------          --------               --------
                                                             ADDITIONS
                                                    --------------------------
                                                                     (1)
                                                                 CHARGED TO
                                     BALANCE AT     CHARGED TO     OTHER                (2)
                                    BEGINNING OF     COSTS AND    ACCOUNTS          DEDUCTIONS-              BALANCE AT
          CLASSIFICATION               PERIOD         EXPENSES   (DESCRIBE)          DESCRIBE              END OF PERIOD
--------------------------------    ------------    ----------   -----------       -------------           -------------
Allowance for doubtful accounts

For the year ended December 31,
  2001                              $    964         $    424     $                   $     (522)             $      866
For the year ended December 31,
  2000                                 1,293              322          --                   (651)                    964
For the year ended December 31,
  1999                                 1,686              100         276                   (769)                  1,293


Allowance for outstanding
  rebate programs

For the year ended December 31,
  2001                              $  1,856         $  5,990     $                   $   (6,442)             $    1,404
For the year ended December 31,
  2000                                 1,504            5,273          --                 (4,921)                  1,856
For the year ended December 31,
  1999                                 1,434            3,831          --                 (3,761)                  1,504


Reserve for product returns(3)

For the year ended December 31,
  2001                              $  3,423         $  5,572      $                   $  (6,014)              $   2,981
For the year ended December 31,
  2000                                 4,294               --          --                   (871)                  3,423
For the year ended December 31,
  1999                                 3,894              200         200                     --                   4,294


(1) Allowances as a result of acquisitions.

(2) Write-offs.

(3) Columns C and D for 2000 and 1999 are presented net.