Form 10-Q
period 2002-03-31
HOLLEY PERFORMANCE PRODUCTS INC
filed 2002-05-15
CIK 1096536

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
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

required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

There were 1,000 shares of Common Stock outstanding as of March 31, 2002.

HOLLEY PERFORMANCE PRODUCTS INC.

Quarterly Report on Form 10-Q
For the Three Months Ended March 31, 2002

Page No

PART I

Item 1.	Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Qualitative and Quantitative Disclosures About Market Risk

PART II

Item 1.	Legal Proceedings

Item 6.	Exhibits and Reports on Form 8-K

SIGNATURES

PART I- FINANCIAL INFORMATION

ITEM 1- FINANCIAL STATEMENTS

HOLLEY PERFORMANCE PRODUCTS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)
(Unaudited)

	December 31,	March 31,
	2001	2002

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$234	$223
Accounts receivable, net of allowance for doubtful accounts of $964 and $892 at December 31, 2001 and March 31, 2002, respectively	19,999	19,327
Inventories	34,607	35,062
Deferred income taxes	5,773	5,923
Income taxes receivable	308	308
Other current assets	1,497	921

Total current assets	62,418	61,764

PROPERTY, PLANT AND EQUIPMENT, NET	26,068	24,707
INTANGIBLE ASSETS
Goodwill	111,658	111,658
Trade names	42,900	42,900
Other	15,030	15,042

	169,588	169,600
Less accumulated amortization	(19,502)	(20,194)

Total intangible assets, net	150,086	149,406

Total assets	$238,572	$235,877

LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt, including $35,754 of debt in default at March 31, 2002	$31,158	$35,947
Accounts payable	14,060	13,815
Accrued liabilities	15,548	10,424

Total current liabilities	60,766	60,186

LONG-TERM DEBT, NET OF CURRENT PORTION	147,663	147,800
DEFERRED INCOME TAXES	21,936	21,486
OTHER NONCURRENT LIABILITIES	438	421

STOCKHOLDER’S EQUITY:
Common stock, $1.00 par value; 1,000 shares authorized, issued and outstanding	1	1
Paid-in capital	52,499	52,499
Accumulated deficit	(44,731)	(46,516)

Total stockholder’s equity	7,769	5,984

Total liabilities and stockholder’s equity	$238,572	$235,877

See accompanying notes.

HOLLEY PERFORMANCE PRODUCTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	THREE MONTHS ENDED
	APRIL 1, 2001	MARCH 31, 2002
	(RESTATED)

NET SALES	$35,419	$37,621

COST OF SALES	24,741	27,014

Gross profit	10,678	10,607

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	7,329	7,015

AMORTIZATION EXPENSE	1,413	472

TOTAL OPERATING EXPENSES	8,742	7,487

Operating income	1,936	3,120

INTEREST EXPENSE	5,827	5,422
OTHER EXPENSE	28	83

LOSS BEFORE TAXES	(3,919)	(2,385)

INCOME TAX BENEFIT	(1,305)	(600)

NET LOSS	$(2,614)	$(1,785)

See accompanying notes.

HOLLEY PERFORMANCE PRODUCTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
(Dollars in Thousands)
(Unaudited)

	COMMON	PAID-IN	RETAINED
	STOCK	CAPITAL	DEFICIT	TOTAL

BALANCE, DECEMBER 31, 2001	$1	$52,499	$(44,731)	$7,769

Net loss	—	—	(1,785)	(1,785)

BALANCE, MARCH 31, 2002	$1	$52,499	$(46,516)	$5,984

See accompanying notes.

HOLLEY PERFORMANCE PRODUCTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	JANUARY 1, 2001	JANUARY 1, 2002
	TO	TO
	APRIL 1, 2001	MARCH 31, 2002
	(RESTATED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,614)	$(1,785)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,979	2,403
Amortization of debt discount	171	172
Deferred income taxes	(1,315)	(600)
Changes in assets and liabilities, net of assets purchased:
Accounts receivable	488	672
Inventories	(4,410)	(455)
Other assets	484	576
Accounts payable	1,996	(245)
Accrued liabilities	(4,689)	(5,141)

Net cash used in operating activities	(5,910)	(4,403)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(275)	(350)

Net cash used in investing activities	(275)	(350)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds on long-term obligations	—	4,841
Financing costs	—	(12)
Principal payments on long-term obligations	(782)	(87)

Net cash provided by (used in) financing activities	(782)	4,742

NET CHANGE IN CASH	(6,967)	(11)

BALANCE AT BEGINNING OF PERIOD	6,967	234

BALANCE AT END OF PERIOD	$—	$223

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$9,689	$9,627

Cash received for income taxes	$1,257	$103

See accompanying notes.

HOLLEY PERFORMANCE PRODUCTS INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

The consolidated balance sheets of Holley Performance Products, Inc. (the “Company” or “Holley”) as of December 31, 2001 and March 31, 2002 and the consolidated statements of operations for the three month periods ended April 1, 2001 and March 31, 2002, and the consolidated statements of cash flows for the three month periods ended April 1, 2001 and March 31, 2002 have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at April 1, 2001 and March 31, 2002 and for all periods presented have been made. The results of operations for the periods ended March 31, 2002 are not necessarily indicative of the operating results to be expected for the full year.

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2001.

The Company incurred net losses in 1999, 2000, 2001 and the first quarter of 2001 and 2002. Also, as described in Note 7, the Company has not complied with the interest coverage covenant on its revolving credit facility. The Company was required to have an interest coverage ratio of 1.20:1.00 for the three month period ended March 31, 2002. We are in discussions with Fleet Capital for a waiver of the March 31, 2002 interest coverage ratio and a restructuring of the complete agreement and expect a successful conclusion to these discussions. The Company is dependent on its revolving credit facility to fund its working capital needs. The Company’s ability to operate within the cash available under its revolving credit facility, as amended, and to comply with the financial covenants required under that facility are dependent on improving earnings before interest, taxes, depreciation and amortization (EBITDA) and reducing the level of working capital necessary to operate the business.

Management believes that the Company will be in compliance with the revolving credit facility’s quarterly financial ratio covenants during the remaining quarters in 2002, and that the revolving credit facility will be adequate to allow the Company to fund its working capital needs during 2002. However, should a satisfactory waiver of the debt covenant violation not be obtained or should the revolving credit facility become otherwise unavailable, or the Company fail to meet its projected operating results, the Company may be forced to seek additional sources of financing in order to fund its working capital needs. In such an event, the Company cannot be certain that it would be able to obtain necessary financing on acceptable terms or at all.

Management is continually evaluating the performance of the Company’s business both in the aggregate and at the separate divisional levels. In 2002, management has implemented actions designed to reduce working capital, maintain sales, and increase gross profit while controlling operating expenses. Although management believes that its actions will reduce working capital, maintain sales, and improve gross profit while controlling operating expenses, there is no assurance that it will be successful. The consolidated financial statements do not include any adjustments to reflect the possible future effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

2. RESTATEMENT OF FINANCIAL STATEMENTS

As disclosed in further detail in the Company's Form 10-K for the year ended December 31, 2001, the Company has restated its unaudited financial information for 2001 that had previously been released by the Company. As a result, the comparative information contained in this quarterly report on Form 10-Q with respect to the quarter ended April 1, 2001 has been restated. Restated net sales, gross profit and net loss for the quarter ended April 1, 2001 are $35.4 million, $10.7 million and $2.6 million, respectively, as compared to $35.4 million, $10.9 million and $2.9 million, as previously reported.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company has significant intangible assets related to goodwill and other acquired intangible assets. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments. Changes in strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded asset balances.

The Company continually evaluates whether events and circumstances have occurred that indicate the remaining useful lives of the intangible assets may warrant revision or that the remaining balance of such assets may not be recoverable. When factors indicate that such assets should be evaluated for possible impairment, the Company uses an estimate of the related operation’s undiscounted cash flows over the remaining lives of the assets in measuring whether the asset is recoverable. If this review indicates that the intangible asset will not be recoverable based on undiscounted cash flows of the related assets, the Company writes down the intangible asset to estimated fair value.

On June 29, 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations”, which eliminates the pooling of interests method of accounting for all business combinations initiated after June 30, 2001 and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. The Company has adopted this accounting standard for business combinations initiated after June 30, 2001.

As of January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill be separately disclosed from other intangible assets in the balance sheet, and no longer be amortized but tested for impairment on a periodic basis. The provisions of this accounting standard also require the completion of a transitional impairment test within six months of adoption, with any impairments identified treated as the cumulative effect of a change in accounting principle. During 2002, the Company will complete the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill and indefinite lived intangible assets effective January 1, 2002. A reconciliation of previously reported net income to the pro forma amounts adjusted for the exclusion of goodwill and indefinite lived intangible assets amortization, net of the related income tax effect, follows:

	Three Months Ended

	April 1, 2001	March 31, 2002

Reported net loss	$(2,614)	$(1,785)
Add: Goodwill and indefinite lived intangible assets amortization, net of tax	942	—

Pro forma adjusted net loss	$(1,672)	$(1,785)

COMPREHENSIVE INCOME

SFAS No. 130, “Reporting Comprehensive Income,” sets forth standards for reporting and displaying components of comprehensive income (loss) in a full set of general purpose financial statements. Comprehensive income (loss) encompasses all changes in stockholder’s equity (except those arising from transactions with owners) and includes net income or loss, net unrealized capital gains or losses on available for sale securities and foreign currency translation adjustments. Comprehensive loss for the periods ended April 1, 2001 and March 31, 2002 was the same as net loss for the Company.

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, and the accounting and reporting provisions of APB Opinion 30, “Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. SFAS No. 144 removes goodwill from its scope and clarifies other implementation issues related to SFAS No. 121. SFAS No. 144 also provides a single framework for evaluating long-lived assets to be disposed of by sale. The provisions of this statement were adopted effective January 1, 2002, and had no material effect on the Company’s results of operations or financial position.

4.     INVENTORIES

Inventories of the Company consist of the following:

	December 31, 2001	March 31, 2002

Raw materials	$12,529	$12,590
Work-in-progress	5,938	5,824
Finished goods	16,140	16,648

	$34,607	$35,062

5.     PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment of the Company consist of the following:

	December 31, 2001	March 31, 2002

Land	$360	$360
Buildings and improvements	11,884	11,898
Machinery and equipment	28,192	28,441
Computer equipment	3,852	3,844
Furniture and fixtures	2,079	2,092
Construction in process	1,798	1,880

	48,165	48,515
Less: accumulated depreciation	(22,097)	(23,808)

	$26,068	$24,707

Depreciation expense was $2,381 and $1,711 for the three months ended April 1, 2001 and March 31, 2002, respectively.

6.     ACCRUED LIABILITIES

Accrued liabilities of the Company consist of the following:

	December 31, 2001	March 31, 2002

Wages and benefits	$3,679	$4,379
Reserve for product returns	2,981	2,981
Interest	5,492	894
Other	3,396	2,170

	$15,548	$10,424

7. LONG-TERM DEBT

     Long-term debt consists of the following:

	DECEMBER 31, 2001	MARCH 31, 2002

Secured revolving line of credit facility due to a bank, including $33,655 of debt in default at March 31, 2002; interest due quarterly at a variable rate based on LIBOR or prime at the Company’s option, plus the applicable margin rate (4.5% at March 31, 2002) maturing December 28, 2005	$28,814	$33,655
Senior notes, interest payable semi-annually in March and September at 12.25%; maturing September 15, 2007; net of debt discount of $3,939 and $3,767, respectively	146,061	146,233
Other long-term obligations, including $2,099 of debt in default at March 31, 2002	3,946	3,859

	178,821	183,747
Less current portion	(31,158)	(35,947)

	$147,663	$147,800

In December 2000, the Company replaced its existing senior credit facility with Credit Agricole IndoSuez, (consisting of a $35.0 million revolving credit facility) with a $41.0 million facility (the “Credit Arrangement”) provided by Fleet Capital Corporation that matures in December 2005. This Credit Arrangement is comprised of two parts: a $36.0 million revolving credit facility (the “Revolving Credit Facility”) and a $5.0 million term facility to be used for fixed asset purchases, as required. The Revolving Credit Facility was amended on April 15, 2002. The amended Revolving Credit Facility reduces the maximum borrowings to $34.6 million at April 4, 2002 and, with incremental reductions, to a maximum of $31.0 million at June 15, 2002. The Revolving Credit Facility has an interest coverage covenant only. The interest coverage ratios for the term of the amended Revolving Credit Facility are 1.20:1.0 for the year-to-date periods each ending on March 31, June 30, September 30, and December 31, 2002; 1.25:1.0 for the trailing four quarters each ending on March 31, June 30, September 30, and December 31, 2003, 2004 and 2005. Borrowings under the facility are limited to 75% of eligible receivables and the lesser of $25 million (amended to $15.5 million at May 11, 2002 and thereafter) or 55% of eligible inventories. As discussed in Note 1, the Company was not in compliance with the interest coverage ratio on March 31, 2002. However, we are in discussions with Fleet Capital for a waiver of the March 31, 2002 interest coverage ratio and expect a successful conclusion to these discussions. Beginning April 2001, Holley must have borrowing availability of $2.0 million if EBITDA on a trailing twelve month basis is equal to or less than $28.0 million, $1.0 million if EBITDA is less than or equal to $32.0 million but greater than $28.0 million, or $0 if greater than $32.0 million. Fleet Capital has a perfected security interest in all the assets of Holley. The Credit Arrangement also requires mandatory principal prepayments from any proceeds from the sale of the Company’s assets or common stock.

Under the terms of the Credit Arrangement, upon achieving a minimum ratio of earnings before interest, taxes, depreciation and amortization to fixed charges (as defined in the Credit Arrangement), the Company will become eligible to borrow up to $5.0 million under the term facility to be used to fund capital expenditures. Borrowings under the term facility will mature in 2005. As of December 31, 2001 and March 31, 2002, no amounts were outstanding or available under the term facility as the Company had not met the required conditions to implement the term facility.

At March 31, 2002, the Company had borrowings of $33.7 million outstanding under the Revolving Credit Facility and $0.2 million in cash. The Company had no unused credit availability at December 31, 2001 and March 31, 2002 due to the event of default.

In connection with the Revolving Credit Facility, the Credit Arrangement requires lockbox agreements which provide for all receipts to be swept daily to reduce borrowings outstanding. These agreements, combined with the existence of a Material Adverse Effect (MAE) clause in the Credit Arrangement, cause the Revolving Credit Facility to be classified as a current liability, per guidance in the FASB’s Emerging Issues Task Force 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement.” The MAE clause, which is a typical requirement in commercial credit agreements, allows the lender to require the loan to become due if it determines there has been a material adverse effect on the operations, business, properties, assets, liabilities, condition or prospects. The combination of the two afore-mentioned factors: the lockbox agreements and the MAE clause results in the classification of the Revolving Credit Facility as a current liability (as does the violation of the debt covenant).

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

In 2000, Weiand discovered possibly significant soil contamination on the Weiand property, which has not yet been fully analyzed by Weiand’s environmental consultants. Holley is working with the property owner, under the supervision of the California Department of Toxic Substances Control, to investigate and, if necessary, remediate the contamination. Holley cannot estimate the potential liability arising from that contamination, if any, or the possible outcome of any state environmental regulatory requirements. Holley and Weiand are working vigorously to address regulatory issues arising from the discovered contamination. The $550 received from Holley’s insurers, which was placed in a Site Source Control Account discussed above, is available to fund investigation and any required remediation of the Weiand property, as may be required by the State of California.

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

9. SEGMENT DATA

The Company’s reportable segments are High Performance Parts and Remanufactured Parts. The Company manufactures high performance aftermarket automotive parts through its High Performance Parts segment. Under its Remanufactured Parts segment, the Company refurbishes used automotive part cores and then resells the parts as remanufactured products. Both segments sell primarily to automotive parts distributors throughout the United States.

The Company evaluates the performance of its reportable segments based on gross margin. Intersegment sales and transfers are not significant.

Summarized financial information concerning the Company’s operating measures for the reportable segments are shown in the following table:

	PERFORMANCE	REMANUFACTURED
	PARTS	PARTS	TOTAL

JANUARY 1, 2001 TO APRIL 1, 2001
Net sales	$30,091	$5,328	$35,419
Gross profits	9,657	1,021	10,678

JANUARY 1, 2002 TO MARCH 31, 2002
Net sales	$32,681	$4,940	$37,621
Gross profits	9,127	1,480	10,607

Summary balance sheet data for inventories and property, plant and equipment, net for each of the Company’s reportable segments as of December 31, 2001 and March 31, 2002 are shown in the following table:

	PERFORMANCE	REMANUFACTURED
	PARTS	PARTS	TOTAL

AS OF DECEMBER 31, 2001
Inventories	$31,259	$3,348	$34,607
Property, plant and equipment, net	24,235	1,833	26,068

AS OF MARCH 31, 2002
Inventories	$31,853	$3,209	$35,062
Property, plant and equipment, net	23,002	1,705	24,707

10. FINANCIAL INFORMATION FOR GUARANTORS OF THE COMPANY’S DEBT

The Senior Notes are guaranteed by substantially all existing and future directly or indirectly wholly-owned domestic restricted subsidiaries of the Company (“the Guarantors”). The Guarantors irrevocably and unconditionally, fully, jointly and severally guarantee the performance and payment, when due, of all obligations under the Senior Notes.

The information that follows presents condensed consolidating financial information as of March 31, 2002 and for the year ended December 31, 2001 for: a) Holley Performance Products Inc. (as the Issuer), b) the Guarantors, c) elimination entries and d) the Company on a consolidated basis.

The condensed consolidating financial information includes certain allocations of revenues and expenses based on management’s best estimates which is not necessarily indicative of financial position, results of operations and cash flows that these entities would have achieved on a stand-alone basis and should be read in connection with the consolidated financial statements of the Company.

		Consolidating Balance Sheet
		March 31, 2002

	Holley
	Performance
	Products Inc.
	(Parent Company	Subsidiary
	Only)	Guarantors	Eliminations	Consolidated

ASSETS:

CURRENT ASSETS:
Cash and cash equivalents	$93	$130	$—	$223
Accounts receivable, net	19,205	122	—	19,327
Inventories	20,394	14,668	—	35,062
Deferred income taxes	3,655	2,268	—	5,923
Income taxes receivable	152	156	—	308
Intercompany receivable	—	—	—	—
Other current assets	1,039	(118)	—	921

Total current assets	44,538	17,226	—	61,764

PROPERTY, PLANT AND EQUIPMENT, NET	18,777	5,930	—	24,707
INVESTMENT IN SUBSIDIARIES	63,612	—	(63,612)	—
INTANGIBLE ASSETS
Costs in excess of net assets acquired	69,482	42,176	—	111,658
Trade names	37,610	5,290	—	42,900
Other	5,877	9,165	—	15,042

	112,969	56,631	—	169,600
Less accumulated amortization	(13,576)	(6,618)	—	(20,194)

Total intangible assets, net	99,393	50,013	—	149,406

Total assets	$226,320	$73,169	$(63,612)	$235,877

LIABILITIES AND STOCKHOLDER’S EQUITY:

CURRENT LIABILITIES:
Current portion of long-term debt	$35,839	$108	$—	$35,947
Accounts payable	13,195	620	—	13,815
Intercompany payable	—	—	—	—
Accrued liabilities	9,219	1,205	—	10,424

Total current liabilities	58,253	1,933	—	60,186

LONG-TERM DEBT, NET OF CURRENT PORTION	147,550	250	—	147,800

DEFERRED INCOME TAXES	14,112	7,374	—	21,486

OTHER NONCURRENT LIABILITIES	421	—	—	421

STOCKHOLDER’S EQUITY:
Common stock	1	88,074	(88,074)	1
Paid-in capital	52,499	—		52,499
Accumulated deficit	(46,516)	(24,462)	24,462	(46,516)

Total stockholder’s equity	5,984	63,612	(63,612)	5,984

Total liabilities and stockholder’s equity	$226,320	$73,169	$(63,612)	$235,877

	Consolidating Balance Sheet
	December 31, 2001

	Holley
	Performance
	Products Inc.
	(Parent Company	Subsidiary
	Only)	Guarantors	Eliminations	Consolidated

ASSETS:

CURRENT ASSETS:
Cash and cash equivalents	$72	$162	$—	$234
Accounts receivable, net	19,543	456	—	19,999
Inventories	19,385	15,222	—	34,607
Deferred income taxes	3,641	2,132	—	5,773
Income taxes receivable	152	156	—	308
Intercompany receivable	—	—	—	—
Other current assets	1,370	127	—	1,497

Total current assets	44,163	18,255	—	62,418

PROPERTY, PLANT AND EQUIPMENT, NET	19,706	6,362		26,068
INVESTMENT IN SUBSIDIARIES	65,235	—	(65,235)	—
INTANGIBLE ASSETS
Costs in excess of net assets acquired	69,482	42,176	—	111,658
Trade names	37,610	5,290	—	42,900
Other	5,865	9,165	—	15,030

	112,957	56,631	—	169,588
Less accumulated amortization	(13,356)	(6,146)	—	(19,502)

Total intangible assets, net	99,601	50,485	—	150,086

Total assets	$228,705	$75,102	$(65,235)	$238,572

LIABILITIES AND STOCKHOLDER’S EQUITY:

CURRENT LIABILITIES:
Current portion of long-term debt	$31,050	$108	$—	$31,158
Accounts payable	13,577	483	—	14,060
Intercompany payable	—	—	—	—
Accrued liabilities	14,317	1,231	—	15,548

Total current liabilities	58,944	1,822	—	60,766
LONG-TERM DEBT, NET OF CURRENT PORTION	147,401	262	—	147,663

DEFERRED INCOME TAXES	14,153	7,783	—	21,936

OTHER NONCURRENT LIABILITIES	438	—	—	438

STOCKHOLDER’S EQUITY:
Common stock	1	88,074	(88,074)	1
Paid-in capital	52,499	—	—	52,499
Accumulated deficit	(44,731)	(22,839)	22,839	(44,731)

Total stockholder’s equity	7,769	65,235	(65,235)	7,769

Total liabilities and stockholder’s equity	$228,705	$75,102	$(65,235)	$238,572

	Consolidating Statement of Operations

	Three months ended March 31, 2002

	Holley
	Performance
	Products Inc.
	(Parent Company	Subsidiary
	Only)	Guarantors	Eliminations	Consolidated

NET SALES	$21,487	$52,627	$(36,493)	$37,621

COST OF SALES	14,851	48,656	(36,493)	27,014

Gross profit	6,636	3,971	—	10,607

SELLING, GENERAL AND ADMINISTRATIVE	1,394	5,621	—	7,015

AMORTIZATION EXPENSE	—	472	—	472

Operating income (loss)	5,242	(2,122)	—	3,120

INTEREST EXPENSE	5,401	21	—	5,422

OTHER EXPENSE	58	25	—	83

LOSS BEFORE TAXES AND EXTRAORDINARY ITEM	(217)	(2,168)	—	(2,385)
INCOME TAX BENEFIT	(55)	(545)	—	(600)

	(162)	(1,623)	—	(1,785)

EQUITY IN LOSS OF SUBSIDIARIES	1,623	—	(1,623)	—

NET LOSS	$(1,785)	$(1,623)	$1,623	$(1,785)

	Consolidating Statement of Cash Flows
	Three months ended March 31, 2002

	Holley
	Performance
	Products Inc.
	(Parent Company	Subsidiary
	Only)	Guarantors	Eliminations		Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES	$(4,642)	$239		$—	$(4,403)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(91)	(259)		—	(350)

Net cash used in investing activities	(91)	(259)		—	(350)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term obligations	4,841	—		—	4,841
Principal payments on long-term obligations	(75)	(12)		—	(87)
Financing Costs	(12)	—		—	(12)

Net cash provided by financing activities	4,754	(12)		—	4,742

NET CHANGE IN CASH	21	(32)		—	(11)

CASH AT BEGINNING OF PERIOD	72	162		—	234

CASH AT END OF PERIOD	$93	$130	$		$223

	Consolidating Statement of Operations

	Three months ended April 1, 2001

	Holley
	Performance
	Products Inc.
	(Parent Company	Subsidiary
	Only)	Guarantors	Eliminations	Consolidated

NET SALES	$18,627	$50,284	$(33,492)	$35,419

COST OF SALES	12,895	45,338	(33,492)	24,741

Gross profit	5,732	4,946	—	10,678

SELLING GENERAL AND ADMINISTRATIVE EXPENSES	1,609	5,720	—	7,329

PLANT RELOCATION COSTS	—	—	—	—

AMORTIZATION EXPENSE	850	563	—	1,413

Operating income (loss)	3,273	(1,337)	—	1,936

INTEREST EXPENSE	5,820	7	—	5,827

OTHER EXPENSE	28	—	—	28

LOSS BEFORE TAXES AND EXTRAORDINARY ITEM	(2,575)	(1,344)	—	(3,919)
INCOME TAX BENEFIT	(984)	(321)	—	(1,305)

LOSS BEFORE EXTRAORDINARY ITEM	(1,591)	(1,023)	—	(2,614)

EQUITY IN LOSS OF SUBSIDIARIES	1,023	—	(1,023)	—

NET LOSS	$(2,614)	$(1,023)	$1,023	$(2,614)

	Consolidating Statement of Cash Flows
	Three months ended April 1, 2001

	Holley
	Performance
	Products Inc.
	(Parent Company	Subsidiary
	Only)	Guarantors	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES	$(5,437)	$(473)	$—	$(5,910)

CASH FLOWS FROM INVESTING ACTIVITIES:	(275)	—	—	(275)
Capital expenditures
Cash paid for acquisitions	—	—	—	—

Net cash used in investing activities	(275)	—		(275)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term obligations	—	—	—	—
Principal payments on long-term obligations	(775)	(7)	—	(782)
Financing costs	—	—	—	—

Net cash provided by financing activities	(775)	(7)	—	(782)

NET CHANGE IN CASH	(6,487)	(480)	—	(6,967)

CASH AT BEGINNING OF PERIOD	6,487	480	—	6,967

CASH AT END OF PERIOD	$—	$—	$—	$—

Item 2- MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE ACCOMPANYING UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES THERETO INCLUDED HEREIN, AND THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO CONTAINED IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001.

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

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2002 AND APRIL 1, 2001

     Net Sales. Net sales equals gross sales less provisions for volume rebates, product returns, co-op advertising and other sales allowances. Net sales for the quarter ended March 31, 2002 totaled $37.6 million compared to $35.4 million for the same period in 2001, an increase of $2.2 million or 6.2%. Net sales in the performance segment for the first quarter of 2002 were $32.7 million compared to $30.1 million in the first quarter of 2001, an increase of $2.6 million or 8.6% over the first quarter of 2001. Net sales in the remanufacturing segment were $4.9 million in the first quarter of 2002 compared to $5.3 million in the first quarter of 2001 a decrease of $0.4 million, or 7.5%. The increase in the performance market is largely attributable to the recovering economy while the decrease in the remanufacturing market is attributable to the declining demand for remanufacturing products.

     Gross Profits. Gross profits for the first quarter of 2002 totaled $10.6 million or 28.2% of net sales compared to gross profits of $10.7 million or 30.2% of net sales for the same quarter in 2001 and 25.2% for the full year 2001. This represents a decrease of $0.1 million, or 0.9% versus the same period last year with a 3.0% increase in gross profit percentage over total year 2001 levels. In the performance segment, gross profits were $9.1 million or 27.8% of net sales compared to $9.7 million or 32.2% of net sales for the first quarter of 2001 and 25.6% for the full year 2001. This is a decrease of $0.6 million or 6.2% versus the same period last year, and a 2.2% increase in gross profit percentage over the full year 2001. The decrease in the performance segment is attributable to the impact of a $0.4 million increase in sales rebates and recognition of inventory shrink of $0.2 million. In the remanufacturing segment, gross profits were $1.5 million or 30.6% of net sales in the first quarter of 2002 compared to $1.0 million or 18.9% of sales for the same period in 2001 and 21.9% for the full year 2001. This represents an increase of $0.5 million or 50.0% versus the same period last year. The increase in the remanufacturing segment is due to increased manufacturing efficiencies and greater favorable material variance realization during first quarter of 2002.

     Selling, General and Administrative Expenses. Selling, general, and administrative (“S, G & A”) expenses for the three months ended March 31, 2002 totaled $7.0 million or 18.6% of net sales compared to $7.3 million or 20.6% of net sales for the same period in 2001, a decrease of $0.3 million or 4.1%. The decrease is attributable primarily to the implementation of cost saving programs.

     Amortization Expense. Amortization expense for the three months ended March 31, 2002 totaled $0.5 million or 1.3% of net sales compared to $1.4 million or 4.0% of net sales for the same period in 2001. As of January 1, 2002, the company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill and indefinite lived intangibles effective January 1, 2002.

     Operating Income. Operating income for the three months ended March 31, 2002 totaled $3.1 million or 8.2% of net sales compared to $1.9 million or 5.4% of net sales in the same period in 2001, an increase of $1.2 million or 63.2%. The increase primarily resulted from the discontinuance of amortization of goodwill and indefinite lived intangibles, increased sales of performance products, decreases in other manufacturing costs, and reduced S, G & A expenses.

     Interest Expense. Interest expense, including the amortization of the bond discount was $5.4 million or 14.4% of net sales, for the three months ended March 31, 2002 compared to $5.8 million or 16.4% of net sales for the same period in 2001. The expense resulted from interest on our Company’s revolving credit facility and the accrual of interest associated with our 12.25% senior notes. The revolving credit facility is used to finance general business and working capital needs.

     Benefit for Income Taxes. Benefit for income taxes for the three months ended March 31, 2002 was $(0.6) million or 1.6% of net sales compared to $(1.3) million or 3.7% of net sales in the same period in 2001.

     Net Loss. Net loss for the three months ended March 31, 2002 was $(1.8) million or 4.8% of net sales, compared to a net loss of $(2.6) million or 7.3% of net sales for the same period in 2001, attributable primarily to the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     Operating Activities. Net cash used in operating activities for the three months ended March 31, 2002 was $4.4 million. The decrease in net loss and increased working capital requirements contributed primarily to the increase in net cash used by operating activities in the period. Inflows from depreciation and amortization of $2.6 million were offset by outflows due to increased working capital of $4.6 million, and a net loss of $(1.8) million. The increase in working capital was primarily attributable to increased inventories of $0.5 million and decreased accrued liabilities of $5.1 million, decreased accounts payable of $0.2  million partially offset by decreased other current assets of $0.6 million and decreased accounts receivable of $0.7 million.

     Investing Activities. Net cash used in investing activities for the three months ended March 31, 2002 was $0.4 million resulting from capital additions.

     Financing Activities. Net cash provided by financing activities for the three months ended March 31, 2002 was $4.7 million primarily due to the $9.2 million subordinated debt interest payment on March 15, 2002.

     Our primary sources of liquidity are funds generated by operations and borrowings under our bank credit facility.

     EBITDA is presented and discussed because management believes that some investors regard EBITDA as a key measure of a leveraged company's performance and ability to meet its future debt service requirements. EBITDA is defined as net income or loss (excluding extraordinary gain or losses, gains or losses from asset dispositions and minority interest) before interest, income taxes, depreciation and amortization. EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States, and should not be considered an alternative to net income (or any other measure of performance under accounting principles generally accepted in the United States) as a measure of performance or to cash flows from operating, investing or financing activities as an indicator of cash flows or as a measure of liquidity. Certain covenants in Holley's $41 million Credit Facility with Fleet Capital Corporation are based on EBITDA as defined in the Credit Facility. In the period ended March 31, 2002, EBITDA generated from operations was $5.2 million or 13.8% of net sales, a decrease of $0.5 million or 8.8% compared to the same period in 2001. This decrease in funds is due to reduced gross profits.

In December 2000, the Company replaced its existing senior credit facility with Credit Agricole IndoSuez, (consisting of a $35.0 million revolving credit facility) with a $41.0 million facility (the “Credit Arrangement”) provided by Fleet Capital Corporation that matures in December 2005. This Credit Arrangement is comprised of two parts: a $36.0 million revolving credit facility (the “Revolving Credit Facility”) and a $5.0 million term facility to be used for fixed asset purchases, as required. The Revolving Credit Facility was amended on April 15, 2002. The amended Revolving Credit Facility reduces the maximum borrowings to $34.6 million at April 4, 2002 and, with incremental reductions, to a maximum of $31.0 million at June 15, 2002. The Revolving Credit Facility has an interest coverage covenant only. The interest coverage ratios for the term of the amended Revolving Credit Facility are 1.20:1.0 for the year-to-date periods each ending on March 31, June 30, September 30, and December 31, 2002; 1.25:1.0 for the trailing four quarters each ending on March 31, June 30, September 30, and December 31, 2003, 2004 and 2005. As discussed in Note 1 and 7, we were not in compliance with the interest coverage ratio on March 31, 2002. Currently we are in discussions with Fleet Capital for a Waiver of the March 31, 2002 interest coverage ratio. Borrowings under the facility are limited to 75% of eligible receivables and the lesser of $25 million (amended to $15.5 million at May 11, 2002 and thereafter) or 55% of eligible inventories. Beginning April 2001, Holley must have borrowing availability of $2.0 million if EBITDA on a trailing twelve month basis is equal to or less than $28.0 million, $1.0 million if EBITDA is less than or equal to $32.0 million but greater than $28.0 million, or $0 if greater than $32.0 million. Fleet Capital has a perfected security interest in all the assets of Holley. The Credit Arrangement also requires mandatory principal prepayments from any proceeds from the sale of the Company’s assets or common stock.

Under the terms of the Credit Arrangement, upon achieving a minimum ratio of earnings before interest, taxes, depreciation and amortization to fixed charges (as defined in the Credit Arrangement), the Company will become eligible to borrow up to $5.0 million under the term facility to be used to fund capital expenditures. Borrowings under the term facility will mature in 2005. As March 31, 2002, no amounts were outstanding or available under the term facility as the Company had not met the required conditions to implement the term facility.

At March 31, 2002, the Company had borrowings of $33.7 million outstanding under the Revolving Credit Facility and $0.3 million in cash. The Company had no unused credit availability at December 31, 2001 due to the event of default.

Applicable Margin

Interest	LIBOR	LIBOR	Base Rate	Base Rate	Unused
Coverage	Revolving	Fixed Asset	Revolving	Fixed Asset	Line
Ratio	Credit Portion	Portion	Credit Portion	Portion	Fee

less than or equal to 1.25 to 1	2.75%	2.75%	.75%	.75%	.375%
>1.25 to 1, but less than or equal to 1.50 to 1	2.50%	2.50%	.50%	.50%	.375%
>1.50 to 1, but less than or equal to 1.75 to 1	2.25%	2.25%	.25%	.25%	.3125%
>1.75 to 1	2.00%	2.00%	0%	0%	.250%

     Each change in Applicable Margin shall be effective prospectively as of the first day of the fiscal month of Holley next following the fiscal month during which the applicable quarterly Consolidated financial statements of Holley are delivered to Agent pursuant to Section 7.1.3(ii).

     From the Closing Date until April 1, 2002, the Applicable Margin shall be 2.50% (LIBOR Revolving Credit Portion), 2.50% (LIBOR Fixed Asset Portion), .50% (Base Rate Revolving Credit Portion), .50% (Base Rate Fixed Asset Portion) and .375% (unused line fee). From April 1, 2002 until the first Adjustment date as provided above, the Applicable Margin shall be 3.00% (LIBOR Revolving Credit Portion), 3.00% (LIBOR Fixed Asset Portion), 1.0% (Base Rate Revolving Credit Portion), 1.0% (Base Rate Fixed Asset Portion) and .375% (unused line fee). At any time when Holley has failed to deliver to Agent Holley’s quarterly Consolidated financial statements in compliance with Section 7.1.3(ii) or Section 7.1.3(i) and such failure has not been cured to Agent’s reasonable satisfaction, the Applicable Margin shall be the highest percentages set forth in the above schedule.

The bank credit facility contains various covenants made by Holley, including covenants prohibiting or limiting our ability to:

•	incur additional debt;

•	grant liens; or

•	sell our assets, together with financial covenants and information reporting requirements we must meet.

The Company incurred net losses in 1999, 2000, 2001 and the first quarter of 2001 and 2002. Also, as described in Note 7, the Company has not complied with the interest coverage covenant on its revolving credit facility. The Company was required to have an interest coverage ratio of 1.20:1.00 for the three month period ended March 31, 2002. We are in discussions with Fleet Capital for a waiver of the March 31, 2002 interest coverage ratio and a restructuring of the complete agreement and expect a successful conclusion to these discussions. The Company is dependent on its revolving credit facility to fund its working capital needs. The Company’s ability to operate within the cash available under its revolving credit facility, as amended, and to comply with the financial covenants required under that facility are dependent on improving earnings before interest, taxes, depreciation and amortization (EBITDA) and reducing the level of working capital necessary to operate the business.

Management believes that the Company will be in compliance with the revolving credit facility’s quarterly financial ratio covenants during the remaining quarters in 2002, and that the revolving credit facility will be adequate to allow the Company to fund its working capital needs during 2002. However, should a satisfactory waiver of the debt covenant violation not be obtained or should the revolving credit facility become otherwise unavailable, or the Company fail to meet its projected operating results, the Company may be forced to seek additional sources of financing in order to fund its working capital needs. In such an event, the Company cannot be certain that it would be able to obtain necessary financing on acceptable terms or at all.

Management is continually evaluating the performance of the Company’s business both in the aggregate and at the separate divisional levels. In 2002, management has implemented actions designed to reduce working capital, maintain sales, and increase gross profit while controlling operating expenses. Although management believes that its actions will reduce working capital, maintain sales, and improve gross profit while controlling operating expenses, there is no assurance that it will be successful. The consolidated financial statements do not include any adjustments to reflect the possible future effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Holley’s exposure to interest rate changes is primarily related to its variable rate debt which may be outstanding from time to time under its $41.0 million credit facility with Fleet Capital. Both the revolving portion of the $36.0 million credit facility and the $5.0 million term facility carry interest rates which are based on the London Interbank Offered Rate or base rate. Because the interest rate on the credit facility is variable, the Company’s cash flow may be affected by increases in either the LIBOR or prime rate. Management does not, however, believe that any risk inherent in the variable-rate nature of the loan is likely to have a material effect on Holley. As of March 31, 2002, Holley’s outstanding balance on the revolving credit facility was $33.7 million.

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

In 2000, Weiand discovered possibly significant soil contamination on the Weiand property, which has not yet been fully analyzed by Weiand’s environmental consultants. Holley is working with the property owner, under the supervision of the California Department of Toxic Substances Control, to investigate and, if necessary, remediate the contamination. Holley cannot estimate the potential liability arising from that contamination, if any, or the possible outcome of any state environmental regulatory requirements. Holley and Weiand are working vigorously to address regulatory issues arising from the discovered contamination. The $550,000 received from Holley’s insurers, which was placed in a Site Source Control Account discussed above, is available to fund investigation and any required remediation of the Weiand property, as may be required by the State of California.

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

(B) Reports on Form 8-K — NONE.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Holley Performance Products Inc.

Date: May 15, 2002	/s/ JEFFREY G. KING

Jeffrey G. King, President and Chief Executive Officer

Date: May 15, 2002	/s/ A. BRUCE REYNOLDS

A. Bruce Reynolds, Chief Financial Officer (principal financial officer)