Form 10-Q
period 2002-06-30
HOLLEY PERFORMANCE PRODUCTS INC
filed 2002-08-19
CIK 1096536

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

There were 1,000 shares of Common Stock outstanding as of June 30, 2002.

                        HOLLEY PERFORMANCE PRODUCTS INC.

                           Annual Report on Form 10-Q
                     For the Six Months Ended June 30, 2002

                                TABLE OF CONTENTS

                                                                                                     Page No
                                                                                                     -------
                                             PART I
Item 1.   Financial Statements...................................................................        3
Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations..       17
Item 3.   Quantitative and Qualitative Disclosure About Market Risk..............................       20

                                             PART II

Item 1.   Legal Proceedings......................................................................       21
Item 5.   Other Information......................................................................       21
Item 6.   Exhibits and Reports on Form 8-K.......................................................       21

SIGNATURES                                                                                              22

PART I- FINANCIAL INFORMATION

ITEM 1- FINANCIAL STATEMENTS

                HOLLEY PERFORMANCE PRODUCTS INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                       DECEMBER 31, 2001 AND JUNE 30, 2002

                             (Dollars in Thousands)
                                   (Unaudited)


                                                                                December 31,        June 30,
                                    ASSETS                                          2001             2002
                                                                                ------------       ---------
CURRENT ASSETS:
    Cash and cash equivalents                                                    $     234         $     367
    Accounts receivable, net of allowance for doubtful accounts of
       $866 and $916 at December 31, 2001 and June 30, 2002, respectively           19,999            21,066
    Inventories                                                                     34,607            31,195
    Deferred income taxes                                                            5,773             6,089
    Income taxes receivable                                                            308               305
    Other current assets                                                             1,497             1,679
                                                                                 ---------         ---------
          Total current assets                                                      62,418            60,701

PROPERTY, PLANT AND EQUIPMENT, NET                                                  26,068            23,406
INTANGIBLE ASSETS
    Goodwill                                                                       111,658           111,658
    Trade names                                                                     42,900            39,494
    Other                                                                           15,030            15,221
                                                                                 ---------         ---------
                                                                                   169,588           166,373
    Less accumulated amortization                                                  (19,502)          (20,886)
                                                                                 ---------         ---------
          Total intangible assets, net                                             150,086           145,487
                                                                                 ---------         ---------
          Total assets                                                           $ 238,572         $ 229,594
                                                                                 =========         =========

                     LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES:
    Current portion of long-term debt                                            $  31,158         $  32,230
    Accounts payable                                                                14,060            20,729
    Accrued liabilities                                                             15,548            15,602
                                                                                 ---------         ---------
          Total current liabilities                                                 60,766            68,561

LONG-TERM DEBT, NET OF CURRENT PORTION                                             147,663           147,862
DEFERRED INCOME TAXES                                                               21,936            19,653
OTHER NONCURRENT LIABILITIES                                                           438               396

STOCKHOLDER'S EQUITY (DEFICIT):
    Common stock, $1.00 par value; 1,000 shares authorized, issued
       and outstanding                                                                   1                 1
    Paid-in capital                                                                 52,499            52,499
    Accumulated deficit                                                            (44,731)          (59,378)
                                                                                 ---------         ---------
          Total stockholder's equity (deficit)                                       7,769            (6,878)
                                                                                 ---------         ---------
          Total liabilities and stockholder's equity (deficit)                   $ 238,572         $ 229,594
                                                                                 =========         =========


                            See accompanying notes.

               HOLLEY PERFORMANCE PRODUCTS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Dollars in Thousands)
                                  (Unaudited)



                                                         THREE MONTHS ENDED               SIX MONTHS ENDED
                                                 July 1, 2001      June 30, 2002   July 1, 2001      June 30, 2002
                                                  (Restated)                        (Restated)
                                                 ------------      ------------    ------------      ------------
NET SALES                                           $ 42,052         $ 39,514         $ 77,471         $ 77,135

COST OF SALES                                         29,153           35,953           53,894           62,967
                                                    --------         --------         --------         --------
          Gross profit                                12,899            3,561           23,577           14,168
                                                    --------         --------         --------         --------
SELLING, GENERAL AND
        ADMINISTRATIVE EXPENSES                        7,159            8,727           14,489           15,742

AMORTIZATION EXPENSE                                   1,447              472            2,859              944
                                                    --------         --------         --------         --------
TOTAL OPERATING EXPENSES                               8,606            9,199           17,348           16,686
                                                    --------         --------         --------         --------
          Operating income (loss)                      4,293           (5,638)           6,229           (2,518)
                                                    --------         --------         --------         --------

INTEREST EXPENSE                                       5,605            5,466           11,432           10,888

OTHER EXPENSE                                             80              288              108              371
                                                    --------         --------         --------         --------

LOSS BEFORE INCOME TAXES, MINORITY
  INTEREST, AND CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE                                   (1,392)         (11,392)          (5,311)         (13,777)

INCOME TAX BENEFIT                                      (509)            (644)          (1,814)          (1,244)
                                                    --------         --------         --------         --------

LOSS BEFORE MINORITY INTEREST AND CUMULATIVE            (883)         (10,748)          (3,497)         (12,533)
  EFFECT OF ACCOUNTING CHANGE

MINORITY INTEREST, NET OF TAXES                         (137)              --             (137)              --
                                                    --------         --------         --------         --------

NET LOSS BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE                                   (1,020)         (10,748)          (3,634)         (12,533)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE FOR
  INTANGIBLE ASSET IMPAIRMENT, NET OF TAXES
  OF $1,292                                               --               --               --           (2,114)
                                                    --------         --------         --------         --------
NET LOSS                                            $ (1,020)        $(10,748)        $ (3,634)        $(14,647)
                                                    ========         ========         ========         ========


                             See accompanying notes.

                HOLLEY PERFORMANCE PRODUCTS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                             (Dollars in Thousands)
                                   (Unaudited)



                                   COMMON     PAID-IN       RETAINED
                                   STOCK      CAPITAL       DEFICIT         TOTAL
                                   ------     --------      --------      --------
BALANCE, DECEMBER 31, 2001          $  1      $ 52,499     $ (44,731)     $  7,769

    Net loss                                                 (14,647)      (14,647)
                                    ----      --------     ---------      --------
BALANCE, JUNE 30, 2002               $ 1      $ 52,499     $ (59,378)     $ (6,878)
                                    ====      ========     =========      ========


                             See accompanying notes.

                HOLLEY PERFORMANCE PRODUCTS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)



                                                                                  January 1, 2001    January 1, 2002
                                                                                         to                 to
                                                                                    July 1, 2001      June 30, 2002
                                                                                     (Restated)
                                                                                  ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                          $ (3,634)         $(14,647)
    Adjustments to reconcile net loss to net cash provided by (used in)
       operating activities:
          Depreciation and amortization                                                  7,232             4,941
          Amortization of debt discount                                                    343               343
          Deferred income taxes                                                         (1,815)           (1,307)
          Cumulative effect of accounting change                                            --             2,114
          Changes in assets and liabilities:
                 Accounts receivable                                                    (1,980)           (1,067)
                 Inventories                                                            (1,728)            3,412
                 Other assets                                                             (156)             (182)
                 Income tax receivable                                                   1,305                 3
                 Accounts payable                                                        1,270             6,669
                 Accrued liabilities                                                    (3,570)               12
                                                                                      --------          --------
                    Net cash provided by (used in) operating activities                 (2,733)              291
                                                                                      --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                                  (527)             (941)
    Proceeds on disposal of fixed assets                                                    18                46
                                                                                      --------          --------
                    Net cash used in investing activities                                 (509)             (895)
                                                                                      --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of long-term obligations                                         --             1,126
    Principal payments on long-term obligations                                         (3,438)             (198)
    Financing costs                                                                         --              (191)
                                                                                      --------          --------
                    Net cash provided by (used in) financing activities                 (3,438)              737
                                                                                      --------          --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                               $ (6,680)         $    133

BALANCE AT BEGINNING OF PERIOD                                                           6,967               234
                                                                                      --------          --------
BALANCE AT END OF PERIOD                                                              $    287          $    367
                                                                                      ========          ========

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid for interest                                                            $ 10,415          $ 10,105
                                                                                      ========          ========



                             See accompanying notes.

                HOLLEY PERFORMANCE PRODUCTS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

Holley Performance Products Inc. (the "Company" or "Holley"), a Delaware corporation based in Bowling Green, Kentucky, is a leading manufacturer of a diversified line of performance automotive products, including carburetors, fuel pumps, fuel injection systems, ignition systems, remanufactured carburetors, camshafts, crankshafts, pistons, superchargers, exhaust headers, mufflers, engine plumbing products, and nitrous oxide systems. The products are designed to enhance street, off-road, recreational and competitive vehicle performance through increased horsepower, torque and driveability. In addition to its automotive performance line, Holley manufactures performance marine, and performance products for the powersport and motorcycle markets.

The consolidated balance sheets of the Company as of December 31, 2001 and June 30, 2002, and the consolidated statements of operations for the three- and six-month periods ended July 1, 2001 and June 30, 2002, and the consolidated statements of cash flows for the six month periods ended July 1, 2001 and June 30, 2002 are unaudited, except for the condensed consolidated balance sheet dated December 31, 2001, which is derived from audited financial statements, and have been prepared by the Company in accordance with the accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at July 1, 2001 and June 30, 2002 and for all periods presented have been made. The results of operations for the periods ended June 30, 2002 and July 1, 2001 are not necessarily indicative of the operating results to be expected for the full year.

The Company incurred net losses in 1999, 2000, 2001 and the first and second quarters of 2002. Management is presently evaluating the performance of the Company's business both in the aggregate and at the separate division levels. To date in 2002, management has implemented actions designed to reduce working capital and improve operating results, and plans further actions during the remainder of 2002. There is no assurance that management's actions will be successful. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

2. RESTATEMENT OF FINANCIAL STATEMENTS

As disclosed in further detail in the Company's Form 10-K for the year ended December 31, 2001, the Company has restated its unaudited financial information for 2001 that had previously been released by the Company. As a result, the comparative information contained in this quarterly report on Form 10-Q with respect to the three- and six-month periods ended July 1, 2001 has been restated. Amounts as previously reported and as restated are as set forth below:

                             THREE MONTHS ENDED           SIX MONTHS ENDED
                                July 1, 2001                July 1, 2001
                          -----------------------------------------------------
                          As                            As
                          Previously     As             Previously     As
                          Reported       Restated       Reported       Restated
                          -----------------------------------------------------
      Net sales           $42,052        $42,052        $77,471        $77,471
      Gross profit         13,967         12,899         24,901         23,577
      Net loss               (481)        (1,020)        (3,370)        (3,634)


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

On June 29, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations", which eliminates the pooling of interests method of accounting for all business combinations initiated after June 30, 2001 and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. The Company has adopted this accounting standard for business combinations initiated after June 30, 2001. As of January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets", which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill be separately disclosed from other intangible assets in the balance sheet, and no longer be amortized but tested for impairment on a periodic basis.

In accordance with the transition provisions of SFAS No. 142, the Company has completed the first step of the transitional goodwill impairment test for all the reporting units of the Company. The results of that first step have indicated that goodwill of Holley Performance, Lunati, Hooker, Earl's, and So-Cal, which are included in the reportable segment entitled "High Performance Parts", may be impaired and an impairment loss may have to be recognized. The amount of that loss has not been estimated, and the measurement of that loss is expected to be completed prior to the end of the fourth quarter of 2002. Any resulting impairment loss will be recognized as a cumulative effect of a change in accounting principle and reflected in the first quarter of 2002.

In addition, the Company has reviewed its trade names for impairment in accordance with the transition provisions of SFAS No. 142 using fair value measurement techniques and has recorded a noncash pretax impairment charge of $3.4 million related to the "Lunati" and "Holley" trade names. The impairment charge is non-operational in nature and has been reflected as a cumulative effect of an accounting change in the first quarter of 2002.

In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill and indefinite lived intangible assets effective January 1, 2002. A reconciliation of previously reported net income to the pro forma amounts adjusted for the exclusion of amortization on goodwill and indefinite lived intangibles assets, net of the related income tax effect, follows:

                                              THREE MONTHS ENDED               SIX MONTHS ENDED
                                         -------------------------       -------------------------
                                           July 1,        June 30,         July 1,        June 30,
                                            2001            2002            2001            2002
                                         (Restated)                      (Restated)
                                         ----------       --------       ----------       --------
      Reported net loss                  $ (1,020)        $(10,748)        $(3,634)       $(14,647)
      Add: Goodwill and indefinite lived
        intangible assets amortization,
        net of tax                            942               --           1,884              --
                                         --------         --------         -------        --------
      Pro forma net loss                 $    (78)        $(10,748)        $(1,750)       $(14,647)
                                         ========         ========         =======        ========


COMPREHENSIVE INCOME

SFAS No. 130, "Reporting Comprehensive Income", sets forth standards for reporting and displaying components of comprehensive income (loss) in a full set of general purpose financial statements. Comprehensive income (loss) encompasses all changes in stockholder's equity (except those arising from transactions with owners) and includes net income or loss, net unrealized capital gains or losses on available for sale securities and foreign currency translation adjustments. Comprehensive loss for the periods ended July 1, 2001 and June 30, 2002 was the same as net loss for the Company.


RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of APB Opinion 30, "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS No. 144 removes goodwill from its scope and clarifies other implementation issues related to SFAS No. 121. SFAS No. 144 also provides a single framework for evaluating long-lived assets to be disposed of by sale. The provisions of this Statement were adopted effective January 1, 2002, and had no material effect on the Company's results of operations or financial position.


4. INVENTORIES

Inventories of the Company consist of the following:

                                        December 31,       June 30,
                                            2001            2002
                                        ------------      --------
         Raw materials                    $ 12,529        $ 12,131
         Work-in-progress                    5,938           5,327
         Finished Goods                     16,140          13,737
                                          --------        --------
                                          $ 34,607        $ 31,195
                                          ========        ========


5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment of the Company consist of the following:

                                                     December 31,    June 30,
                                                         2001          2002
                                                     ------------    --------
         Land                                          $    360      $    360
         Buildings and improvements                      11,884        11,901
         Machinery and equipment                         28,192        28,865
         Computer equipment                               3,852         3,909
         Furniture and fixtures                           2,079         2,354
         Construction in process                          1,798         1,589
                                                       --------      --------
                                                         48,165        48,978
            Less: accumulated depreciation              (22,097)      (25,572)
                                                       --------      --------
                                                       $ 26,068      $ 23,406
                                                       ========      ========

Depreciation expense was $4,007 and $3,557 for the six months and $1,575 and $1,846 for the three months ended July 1, 2001 and June 30, 2002, respectively.

6. ACCRUED LIABILITIES

Accrued liabilities of the Company consist of the following:

                                                December 31,     June 30,
                                                    2001          2002
                                                ------------    --------
         Wages and benefits                       $  3,679      $  5,089
         Reserve for product returns                 2,981         3,091
         Interest                                    5,492         5,492
         Other                                       3,396         1,930
                                                  --------      --------
                                                  $ 15,548      $ 15,602
                                                  ========      ========

7. LONG-TERM DEBT

Long-term debt of the Company consists of the following:

                                                                  December 31,      June 30,
                                                                      2001            2002
                                                                  ------------     ----------
Secured revolving line of credit facility due to a bank;
      Interest due quarterly at a variable rate based on
      LIBOR or prime at the Company's option, plus
      the applicable margin rate (4.875% at June 30, 2002);
      maturing December 28, 2005.                                  $   28,814      $   29,940

Senior notes, interest payable semi-annually in March and
      September at 12.25%; maturing September 15, 2007;
      net of debt discount of $3,939 and $3,597, respectively         146,061         146,403

Other long-term obligations                                             3,946           3,749
                                                                   ----------      ----------
                                                                      178,821         180,092
Less: current portion                                                 (31,158)        (32,230)
                                                                   ----------      ----------
                                                                   $  147,663      $  147,862
                                                                   ==========      ==========


In December 2000, the Company entered into a credit arrangement with Fleet Capital Corporation (the "Fleet Credit Arrangement") which included both a revolving credit facility and a term loan to be utilized for capital expenditures. The Fleet Credit Agreement required that the Company meet certain interest coverage ratios each quarter. The Company was not in compliance with the interest coverage ratio covenant for the quarters ended March 31, 2002 and June 30, 2002. The Company received a waiver of the interest coverage ratio covenant from Fleet for the quarters ended March 31, 2002 and June 30, 2002. The forbearance agreement required the Company to be in compliance with the interest coverage ratio requirements by July 31, 2002.

On July 30, 2002, prior to the expiration of the forbearance agreement, the Company replaced the Fleet Credit Agreement with a $50 million facility provided by Foothill Capital Corporation (the "Foothill Credit Agreement"). The five year credit agreement is comprised of four parts: 1.) a revolving component, with borrowings under this component limited to 85% of eligible trade accounts receivable and the lesser of $16 million or 68% of eligible finished goods inventory plus 17% of eligible work in process inventory plus 31% of eligible raw material inventory; 2.) Subline A with available advances totaling a maximum of $10 million secured by the Company's equipment, real property and trade names; 3.) Subline B of $10 million and 4.) Subline C with available advances totaling $5 million for the purchase of new capital equipment. Maximum borrowings under the new credit facility are limited under the terms of the Company's Senior Note Indenture to 85% of the net book value of trade receivables and 55% of the net book value of inventory. The Foothill Credit Agreement requires that the Company maintain certain fixed charge coverage ratios beginning the six months ending December 31, 2002.

At July 30, 2002, the Company had borrowings of $32.8 million outstanding under the Foothill Credit Agreement and $7.9 million of unused credit availability.

On September 20, 1999, the Company issued $150.0 million of 12 1/4% senior notes due 2007 at a discount of 3.7% (the "Senior Notes"). The debt discount is amortized as a non-cash charge to interest expense using the effective interest method over the term of the debt. The Senior Notes are unsecured and are subordinate to the Company's other indebtedness. The proceeds from the Senior Notes were used to repay existing indebtedness and to fund the acquisitions of FlowTech, NOS and Earl's in October 1999.

8. COMMITMENTS AND CONTINGENCIES

The Company is a party to various lawsuits and claims in the normal course of business. While the lawsuits and claims against the Company cannot be predicted with certainty, management believes that the ultimate resolution of the matters will not have a material effect on the financial position or results of operations of the Company.

In May 1999, Union Pacific Railroad Company filed an action against Weiand Automotive Industries, Inc., a subsidiary of Holley ("Weiand"), and others in the U.S. District Court for the Central District of California, alleging that certain soil and groundwater contamination discovered on Union Pacific property in Los Angeles had migrated from an adjacent Weiand facility. In December 2000, Union Pacific, Holley, Weiand and Joan Weiand, the owner of the Weiand property, reached a comprehensive settlement in exchange for a cash payment significantly less than the sought amount, resulting in a full dismissal of the lawsuit. A substantial majority of the settlement payment was paid by Weiand's insurers. In connection with the settlement, an additional $550 paid by the settling insurers has been put into a Site Source Control Account to fund investigation and any required remediation of the Weiand property, as may be required by the State of California.

In 2000, Weiand discovered possibly significant soil contamination on the Weiand property, which has not been fully analyzed by Weiand's environmental consultants. In July 2001, Holley (through Weiand) entered into a Voluntary Cleanup Agreement with the California Department of Toxic Substances Control, pursuant to which Holley is working with the property owner, Joan Weiand, to investigate and, if necessary, remediate the contamination. Holley cannot estimate the potential liability arising from that contamination, if any, or the possible outcome of any state environmental regulatory requirements. Holley and Weiand are working vigorously to address regulatory issues arising from the discovered contamination.

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

Summarized financial information concerning the Company's operating measures for the reportable segments are shown in the following table:

                                       PERFORMANCE   REMANUFACTURED
                                          PARTS          PARTS         TOTAL
                                       -----------   --------------   --------
APRIL 2, 2001 TO JULY 1, 2001 (Restated)
         Net sales                       $37,384       $ 4,668        $42,052
         Gross profit                     12,189           710         12,899

APRIL 1, 2002 TO JUNE 30, 2002
         Net sales                       $36,335       $ 3,179        $39,514
         Gross profit                      4,292          (731)         3,561



                                       PERFORMANCE  REMANUFACTURED
                                          PARTS         PARTS         TOTAL
                                       -----------  --------------   -------

JANUARY 1, 2001 TO JULY 1, 2001 (Restated)
         Net sales                       $67,475       $ 9,996       $77,471
         Gross profit                     21,846         1,731        23,577

JANUARY 1, 2002 TO JUNE 30, 2002
         Net sales                       $69,016       $ 8,119       $77,135
         Gross profit                     13,419           749        14,168

Summary balance sheet data for inventories and property, plant, and equipment, net for each of the Company's reportable segments as of December 31, 2001 and June 30, 2002 are shown in the following table:

                                   PERFORMANCE   REMANUFACTURED
                                      PARTS           PARTS        TOTAL
                                   -----------   --------------   -------
AS OF DECEMBER 31, 2001

           Inventories                $31,259        $ 3,348      $34,607
           Property, plant, and        24,235          1,833       26,068
              equipment, net

AS OF JUNE 30, 2002

           Inventories                $27,833        $ 3,362      $31,195
           Property, plant, and        21,820          1,586       23,406
              equipment, net

10. FINANCIAL INFORMATION FOR GUARANTORS OF THE COMPANY'S DEBT

The Senior Notes are guaranteed by substantially all existing and future directly or indirectly wholly-owned domestic restricted subsidiaries of the Company ("the Guarantors"). The Guarantors irrevocably and unconditionally, fully, jointly and severally guarantee the performance and payment, when due, of all obligations under the Senior Notes.

The condensed consolidating financial information includes certain allocations of revenues and expenses based on management's best estimates which is not necessarily indicative of financial position, results of operations and cash flows that these entities would have achieved on a stand-alone basis and should be read in connection with the consolidated financial statements of the Company. Condensed consolidating financial information for the issuer (Holley Performance Products, Inc.) and the subsidiary Guarantors is set forth below.

                                                                                    Consolidating Balance Sheet
                                                                                          June 30, 2002
                                                                 ================================================================
                                                                      Holley
                                                                   Performance
                                                                   Products Inc.
                                                                 (Parent Company    Subsidiary
                                                                      Only)         Guarantors       Eliminations    Consolidated
                                                                 ===============    ==========       ============    ============
ASSETS:

CURRENT ASSETS:
     Cash and cash equivalents                                      $     126        $     241        $      --        $     367
     Accounts receivable, net                                          20,848              218               --           21,066
     Inventories                                                       18,482           12,713               --           31,195
     Deferred income taxes                                              3,821            2,268               --            6,089
     Income taxes receivable                                              156              149               --              305
     Other current assets                                               1,518              161               --            1,679
                                                                    ---------        ---------        ---------        ---------

          Total current assets                                         44,951           15,750               --           60,701

PROPERTY, PLANT AND EQUIPMENT, NET                                     17,868            5,538               --           23,406
INVESTMENT IN SUBSIDIARIES                                             58,265               --          (58,265)              --
INTANGIBLE ASSETS
     Goodwill                                                          69,482           42,176               --          111,658
     Trade names                                                       36,791            2,703               --           39,494
     Other                                                              6,056            9,165               --           15,221
                                                                    ---------        ---------        ---------        ---------

                                                                      112,329           54,044               --          166,373
     Less accumulated amortization                                    (13,796)          (7,090)              --          (20,886)
                                                                    ---------        ---------        ---------        ---------
          Total intangible assets, net                                 98,533           46,954               --          145,487
                                                                    ---------        ---------        ---------        ---------
          Total assets                                              $ 219,617        $  68,242        $ (58,265)       $ 229,594
                                                                    =========        =========        =========        =========

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT):

CURRENT LIABILITIES:
     Current portion of long-term debt                              $  32,079        $     151        $      --        $  32,230
     Accounts payable                                                  19,946              783               --           20,729
     Accrued liabilities                                               14,102            1,500               --           15,602
                                                                    ---------        ---------        ---------        ---------
          Total current liabilities                                    66,127            2,434               --           68,561

LONG-TERM DEBT, NET OF CURRENT PORTION                                147,693              169               --          147,862

DEFERRED INCOME TAXES                                                  12,279            7,374               --           19,653

OTHER NONCURRENT LIABILITIES                                              396               --               --              396

STOCKHOLDERS EQUITY (DEFICIT):
     Common stock                                                           1           88,074          (88,074)               1
     Paid-in capital                                                   52,499               --               --           52,499
     Accumulated deficit                                              (59,378)         (29,809)          29,809          (59,378)
                                                                    ---------        ---------        ---------        ---------
          Total stockholders equity (deficit)                          (6,878)          58,265          (58,265)          (6,878)
                                                                    ---------        ---------        ---------        ---------
          Total liabilities and stockholders equity (deficit)       $ 219,617        $  68,242        $ (58,265)       $ 229,594
                                                                    =========        =========        =========        =========

                                                                          Consolidating Balance Sheet
                                                                                December 31, 2001
                                                        ==============================================================
                                                             Holley
                                                           Performance
                                                          Products Inc.
                                                        (Parent Company   Subsidiary
                                                             Only)        Guarantors       Eliminations   Consolidated
                                                        ===============   ==========       ============   ============
ASSETS:

CURRENT ASSETS:
     Cash and cash equivalents                            $      72        $     162        $      --      $       234
     Accounts receivable, net                                19,543              456               --           19,999
     Inventories                                             19,385           15,222               --           34,607
     Deferred income taxes                                    3,641            2,132               --            5,773
     Income taxes receivable                                    152              156               --              308
     Intercompany receivable                                     --               --               --               --
     Other current assets                                     1,370              127               --            1,497
                                                          ---------        ---------        ---------        ---------

          Total current assets                               44,163           18,255               --           62,418

PROPERTY, PLANT AND EQUIPMENT, NET                           19,706            6,362               --           26,068
INVESTMENT IN SUBSIDIARIES                                   65,235               --          (65,235)              --
INTANGIBLE ASSETS
     Costs in excess of net assets acquired                  69,482           42,176               --          111,658
     Trade names                                             37,610            5,290               --           42,900
     Other                                                    5,865            9,165               --           15,030
                                                          ---------        ---------        ---------        ---------

                                                            112,957           56,631               --          169,588
          Less accumulated amortization                     (13,356)          (6,146)              --          (19,502)
                                                          ---------        ---------        ---------        ---------

          Total intangible assets, net                       99,601           50,485               --          150,086
                                                          ---------        ---------        ---------        ---------

          Total assets                                    $ 228,705        $  75,102        $ (65,235)       $ 238,572
                                                          =========        =========        =========        =========

LIABILITIES AND STOCKHOLDERS EQUITY:

CURRENT LIABILITIES:
     Current portion of long-term debt                    $  31,050        $     108        $      --        $  31,158
     Accounts payable                                        13,577              483               --           14,060
     Intercompany payable                                        --               --               --               --
     Accrued liabilities                                     14,317            1,231               --           15,548
                                                          ---------        ---------        ---------        ---------

          Total current liabilities                          58,944            1,822               --           60,766

LONG-TERM DEBT, NET OF CURRENT PORTION                      147,401              262               --          147,663

DEFERRED INCOME TAXES                                        14,153            7,783               --           21,936

OTHER NONCURRENT LIABILITIES                                    438               --               --              438

STOCKHOLDERS EQUITY:
     Common stock                                                 1           88,074          (88,074)               1
     Paid-in capital                                         52,499               --               --           52,499
     Accumulated deficit                                    (44,731)         (22,839)          22,839          (44,731)
                                                          ---------        ---------        ---------        ---------

          Total stockholders equity                           7,769           65,235          (65,235)           7,769
                                                          ---------        ---------        ---------        ---------

          Total liabilities and stockholders equity       $ 228,705        $  75,102        $ (65,235)       $ 238,572
                                                          =========        =========        =========        =========

                                                              Consolidating Statement of Operations
                                                                Three Months Ended June 30, 2002

                                                   Holley
                                                 Performance
                                                Products Inc.
                                                   (Parent          Subsidiary     Eliminations    Consolidated
                                                Company Only)       Guarantors

NET SALES                                    $        13,582       $    61,759       $  (35,827)      $    39,514
COST OF SALES                                         11,330            60,450          (35,827)           35,953
                                             ---------------       -----------       ----------       -----------

GROSS PROFIT                                           2,252             1,309               --             3,561

SELLING, GENERAL AND ADMINISTRATIVE                    4,206             4,521               --             8,727
AMORTIZATION EXPENSE                                      --               472               --               472
                                             ---------------       -----------       ----------       -----------

OPERATING INCOME (LOSS)                               (1,954)           (3,684)              --            (5,638)
                                             ---------------       -----------       ----------       -----------

INTEREST EXPENSE                                       5,445                21               --             5,466
OTHER EXPENSE                                            288                --               --               288
                                             ---------------       -----------       ----------       -----------

LOSS BEFORE TAXES AND EQUITY IN LOSS
  OF SUBSIDIARIES                                     (7,687)           (3,705)              --           (11,392)
INCOME TAX (BENEFIT) EXPENSE                            (680)               36               --              (644)
                                             ---------------       -----------       ----------       -----------
                                                      (7,007)           (3,741)              --           (10,748)

EQUITY IN LOSS OF SUBSIDIARIES                         3,741                --           (3,741)               --
                                             ---------------       -----------       ----------       -----------

     NET LOSS                                $       (10,748)      $    (3,741)      $    3,741       $   (10,748)
                                             ===============       ===========       ==========       ===========




                                                          Consolidating Statement of Operations
                                                               Six Months Ended June 30, 2002


                                                  Holley
                                                Performance
                                               Products Inc.
                                                  (Parent         Subsidiary       Eliminations      Consolidated
                                               Company Only)      Guarantors
NET SALES                                    $        35,069     $     114,386      $   (72,320)     $     77,135
COST OF SALES                                         26,181           109,106          (72,320)           62,967
                                             ---------------     -------------      -----------      ------------

GROSS PROFIT                                           8,888             5,280               --            14,168

SELLING, GENERAL AND ADMINISTRATIVE                    5,600            10,142               --            15,742
AMORTIZATION EXPENSE                                      --               944               --               944
                                             ---------------     -------------      -----------      ------------

OPERATING INCOME (LOSS)                                3,288            (5,806)              --            (2,518)
                                             ---------------     -------------      -----------      ------------

INTEREST EXPENSE                                      10,846                42               --            10,888
OTHER EXPENSE                                            346                25               --               371
                                             ---------------     -------------      -----------      ------------

LOSS BEFORE TAXES AND EQUITY IN LOSS
  OF SUBSIDIARIES                                     (7,904)           (5,873)              --           (13,777)
INCOME TAX (BENEFIT) EXPENSE                            (735)             (509)              --            (1,244)
                                             ---------------     -------------      -----------      ------------
                                                      (7,169)           (5,364)              --           (12,533)

EQUITY IN LOSS OF SUBSIDIARIES                         6,970                --           (6,970)               --
                                             ---------------     -------------      -----------      ------------

NET LOSS BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE                                  (14,139)           (5,364)           6,970           (12,533)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE                  (508)           (1,606)              --            (2,114)
                                             ---------------     -------------      -----------      ------------

     NET LOSS                                $       (14,647)    $      (6,970)     $     6,970      $    (14,647)
                                             ===============     =============      ===========      ============

                                                                                Consolidating Statement of Cash Flows
                                                                                   Six Months Ended June 30, 2002

                                                                     Holley
                                                                   Performance
                                                                  Products Inc.
                                                                     (Parent          Subsidiary     Eliminations    Consolidated
                                                                  Company Only)       Guarantors

CASH FLOWS FROM OPERATING ACTIVITIES                                 $ (161)          $  452         $    --         $     291
CASH FLOWS FROM INVESTING ACTIVITIES
       Capital expenditures                                            (572)            (369)             --              (941)
       Proceeds on disposal of fixed assets                              --               46              --                46
                                                                     ------           ------         -------         ---------
                     Net cash used in investing activities             (572)            (323)             --              (895)
                                                                     ------           ------         -------         ---------


CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from issuance of long-term obligations                1,126               --              --             1,126
       Principal payments on long-term obligations                     (148)             (50)             --              (198)
       Financing costs                                                 (191)              --              --              (191)
                                                                     ------           ------         -------         ---------
                     Net cash provided by financing activities          787              (50)             --               737
                                                                     ------           ------         -------         ---------

NET CHANGE IN CASH                                                       54               79              --               133
CASH AT BEGINNING OF PERIOD                                              72              162              --               234
                                                                     ------           ------         -------         ---------

CASH AT END OF PERIOD                                                $  126           $  241         $    --         $     367
                                                                     ======           ======         =======         =========



                                                          Consolidating Statement of Operations
                                                              Three Months Ended July 1, 2001
                                                                         (Restated)

                                                  Holley
                                                Performance
                                               Products Inc.
                                                  (Parent          Subsidiary       Eliminations      Consolidated
                                               Company Only)       Guarantors

NET SALES                                    $        24,051        $   57,007        $ (39,006)       $    42,052
COST OF SALES                                         22,632            45,527          (39,006)            29,153
                                             ---------------        ----------        ---------        -----------

GROSS PROFIT                                           1,419            11,480               --             12,899

SELLING, GENERAL AND ADMINISTRATIVE                      878             6,281               --              7,159
AMORTIZATION EXPENSE                                     931               516               --              1,447
                                             ---------------        ----------        ---------        -----------

OPERATING INCOME (LOSS)                                 (390)            4,683               --              4,293
                                             ---------------        ----------        ---------        -----------

INTEREST EXPENSE                                       5,591                14               --              5,605
OTHER EXPENSE                                             55                25               --                 80
                                             ---------------        ----------        ---------        -----------

INCOME (LOSS) BEFORE TAXES AND EQUITY
  IN LOSS OF SUBSIDIARIES                             (6,036)            4,644               --             (1,392)
INCOME TAX (BENEFIT) EXPENSE                            (830)              321               --               (509)
                                             ---------------        ----------        ---------        -----------
                                                      (5,206)            4,323               --               (883)

EQUITY IN LOSS OF SUBSIDIARIES                        (4,186)               --            4,323                137
                                             ---------------        ----------        ---------        -----------

     NET LOSS                                $        (1,020)       $    4,323        $  (4,323)       $    (1,020)
                                             ===============        ==========        =========        ===========






                                                           Consolidating Statement of Operations
                                                               Six Months Ended July 1, 2001
                                                                        (Restated)


                                                  Holley
                                               Performance
                                               Products Inc.
                                                 (Parent           Subsidiary       Eliminations     Consolidated
                                              Company Only)        Guarantors

NET SALES                                    $        42,678       $   107,291       $  (72,498)      $    77,471
COST OF SALES                                         35,527            90,865          (72,498)           53,894
                                             ---------------       -----------       ----------       -----------

GROSS PROFIT                                           7,151            16,426               --            23,577

SELLING, GENERAL AND ADMINISTRATIVE                    2,487            12,002               --            14,489
AMORTIZATION EXPENSE                                   1,781             1,078               --             2,859
                                             ---------------       -----------       ----------       -----------

OPERATING INCOME                                       2,883             3,346               --             6,229
                                             ---------------       -----------       ----------       -----------

INTEREST EXPENSE                                      11,411                21               --            11,432
OTHER EXPENSE                                             83                25               --               108
                                             ---------------       -----------       ----------       -----------

INCOME (LOSS) BEFORE TAXES AND EQUITY IN
  LOSS OF SUBSIDIARIES                                (8,611)            3,300               --            (5,311)
INCOME TAX (BENEFIT) EXPENSE                          (1,814)               --               --            (1,814)
                                             ---------------       -----------       ----------       -----------
                                                      (6,797)            3,300               --            (3,497)

EQUITY IN LOSS OF SUBSIDIARIES                        (3,163)               --            3,300               137
                                             ---------------       -----------       ----------       -----------

     NET INCOME (LOSS)                       $        (3,634)      $     3,300       $   (3,300)      $    (3,634)
                                             ===============       ===========       ==========       ===========

                                                                             Consolidating Statement of Cash Flows
                                                                                  Six Months Ended July 1, 2001
                                                                                          (Restated)

                                                                     Holley
                                                                   Performance
                                                                  Products Inc.
                                                                     (Parent         Subsidiary      Eliminations      Consolidated
                                                                  Company Only)      Guarantors

CASH FLOWS FROM OPERATING ACTIVITIES                                  $(2,365)       $   (368)       $       --        $   (2,733)
CASH FLOWS FROM INVESTING ACTIVITIES
       Capital Expenditures                                              (527)             --                --              (527)
       Proceeds on disposal of fixed assets                                --              18                --                18
                                                                      -------        --------        ----------        ----------
                         Net cash used in investing activities           (527)             18                --              (509)
                                                                      -------        --------        ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES
       Principal payments on long-term obligations                     (3,396)            (42)               --            (3,438)
                                                                      -------        --------        ----------        ----------
                     Net cash provided by financing activities         (3,396)            (42)               --            (3,438)
                                                                      -------        --------        ----------        ----------

NET CHANGE IN CASH                                                     (6,288)           (392)               --            (6,680)
CASH AT BEGINNING OF PERIOD                                             6,487             480                --             6,967
                                                                      -------        --------        ----------        ----------

CASH AT END OF PERIOD                                                 $   199        $     88        $       --        $      287
                                                                      =======        ========        ==========        ==========

ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes thereto. This discussion contains certain forward-looking statements with respect to the Company's operations, industry, financial condition and liquidity that involve risks and uncertainties. These statements, which are typically introduced by phrases such as "the Company believes", "anticipates", "estimates" or "expects" certain conditions to exist, reflect management's best current assessment of a number of risks and uncertainties. The Company's actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain risk factors described in this report, including those set forth in the Form 10-K for the year ended December 31, 2001.

The Management's Discussion and Analysis and other portions of this report include "forward looking" statements within the meaning of the federal securities laws that are subject to future events, risks and uncertainties that could cause actual results to differ materially from those expressed or implied. Important factors that ether individually or in the aggregate could cause actual results to differ materially from those expressed include, without limitation,
(1) that the Company will not grow its sales revenue or profit, (2) that the Company will fail to be competitive with existing and new competitors, (3) that the Company will not be able to sustain its current growth, (4) that needed financing will not be available to the Company if and as needed, (5) that a significant change in the growth rate of the overall U.S. economy will occur, such that spending on performance automotive products will be materially impacted, (6) that a drastic negative change in market conditions may occur, (7) that emissions and other environmental regulations affecting us will increase thereby limiting our ability to sell our automotive products and grow our business or may increase our costs, and (8) that some other unforeseen difficulties may occur. This list is intended to identify only certain of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included herein. We are not obligated to update or revise any forward-looking statements or to advise of any changes in the assumptions on which they are based, whether as a result of new information, future events or otherwise.

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

SEASONALITY

Our operations experience slight seasonal trends, which generally affect the overall automotive aftermarket industry. Historically, our revenues are highest in the spring, during our second fiscal quarter, which marks the beginning of the racing season and when the weather is better suited for outdoor automotive repair activity. Seasonality has a more prevalent effect on our remanufacturing facility in Springfield, TN, and accordingly, we occasionally hire temporary employees to respond to peak demand.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2002 AND JULY 1, 2001

Net Sales. Net sales equals gross revenues less provisions for volume rebates, product returns, co-op advertising, and other sales allowances. Net sales for the quarter ended June 30, 2002 totaled $39.5 million compared to $42.1 million for the same period in 2001, a decrease of $2.6 million or 6.2%. Net sales in the performance segment for the second quarter of 2002 were $36.3 million compared to $37.4 million in the second quarter of 2001, a decrease of $1.1 million or 2.9% from the second quarter of 2001. Net sales in the remanufacturing segment were $3.2 million in the second quarter of 2002 compared to $4.7 million in the second quarter of 2001, a decrease of $1.5 million. Management attributes the soft second quarter demand to the continued customer inventory reduction programs in response to the general economic slow down. The decreased sales in the remanufacturing segment are result of weak demand in the repair market and the fact that new cars have not been produced with carburetors since approximately 1992, which has slowly led to a decrease in the demand for remanufactured carburetors.

Gross Profits. Gross profits for the second quarter of 2002 totaled $3.6 million or 9.0% of net sales compared to gross profits of $12.9 million or 30.7% of net sales for the same quarter in 2001. This represents a decrease of $9.3 million, or 72.1%. In the performance segment, gross profits were $4.3 million or 11.8% of net sales compared to $12.2 million or 32.6% of net sales for the second quarter of 2001. This is a decrease of $7.9 million or 64.8% and is the result of the impact of a $1.1 million reduction in net sales, $4.1 million book to physical inventory adjustment, and additional accounts receivable write-offs. In the remanufacturing segment, gross profits were $(0.7) million or (23.0)% of net sales in the second quarter of 2002 compared to $0.7 million or 15.2% of net sales for the same period in 2001. This is a decrease of $1.4 million. The decrease in the remanufacturing segment is due to the continued decline in demand for special order repair products in the second quarter of 2002, increased warranty and repair expenses, and inventory write-downs.

Manufacturing production during the quarter ended June 30, 2002 was negatively impacted due to held raw material shipments by several vendors. Key vendors held shipments to the Company due to late payments of trade accounts payable. During the quarter, the Company's days payable outstanding (DPO) (a measure of the timeliness of payment of trade payables) increased to approximately 75 days. The lack of timely shipment of key raw materials disrupted the flow of the manufacturing process because raw material needed to complete work-in-process inventories was not available. When the Company was finally successful with vendors for release and shipment of held raw materials, much of the related work-in-process inventory was past its delivery date to our customers. The Company attempted to deliver the past due customer orders quickly and responded by manufacturing the late work-in-process inventory using overtime. The use of overtime resulted in higher labor costs than expected, further reducing gross margins.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 2002 totaled $8.7 million or 22.1% of net sales compared to $7.2 million or 17.0% of net sales in the same period in 2001, an increase of $1.5 million or 20.8%. The increase is attributable to an increase in outside services, such as audit, legal, and financial consulting, and an increase in administrative compensation.

Amortization Expense. As of January 1, 2002, the Company adopted SFAS No. 142. In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill and indefinite lived intangible assets effective January 1, 2002. Amortization expense totaled $0.5 million or 1.2% of net sales for the three months ended June 30, 2002 compared to $1.4 million or 3.4% of net sales for the same period in 2001.

Operating Income (Loss). Operating income (loss) for the three months ended June 30, 2002 totaled $(5.6) million or (14.3)% of net sales compared to $4.3 million or 10.2% of net sales in the same period in 2001, a decrease of $9.9 million or 230%. The decrease primarily resulted from increased selling, general and administrative expenses and by decreased sales and gross profits, as discussed above.

Interest Expense. Interest expense was $5.5 million or 13.8% of net sales for the three months ended June 30, 2002 compared to $5.6 million or 13.3% of net sales in the same period in 2001. The expense resulted from interest on the Company's revolving credit facility, and the accrual of interest associated with the Senior Notes. The credit agreement is used to finance general business and working capital needs.

Benefit for Income Taxes. Benefit for income taxes for the three months ended June 30, 2002 was $(0.6) million or 1.6% of net sales compared to a benefit of $(0.5) million or 1.2% of net sales in the same period in 2001.

Net Loss. Net loss for the three months ended June 30, 2002 was $(10.7) million or (27.2)% of net sales compared with net loss of $(1.0) million or (2.4)% of net sales for the same period in 2001 attributable primarily to the reasons discussed above. This represents an increase of $9.7 million in the loss from the same period in 2001, or 970%. The increase reflects decreased operating income of $9.9 million offset by decreased interest expense of $0.1 million and the increased income tax benefit of $0.1 million.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2002 AND JULY 1, 2001

Net Sales. Net sales for the six months ended June 30, 2002 totaled $77.1 million compared to $77.5 million for the same period in 2001, a decrease of $0.4 million or 0.5%. For the six month period ended June 30, 2002, net sales in the performance segment were $69.0 million compared to $67.5 million in the same period in 2001, an increase of $1.5 million or 2.2%. Net sales in the remanufacturing segment were $8.1 million compared to $10.0 million in the same period in 2001, a decrease of $1.9 million or 19.0%. The decreased sales in the remanufacturing segment continued as the result of weak demand in the repair market.

Gross Profits. Gross profits for the six months ended June 30, 2002 totaled $14.2 million or 18.4% of net sales compared to $23.6 million or 30.4% of net sales for the same period in 2001. This is a difference of $9.4 million or 39.8%. In the performance segment, gross profits were $13.4 million or 19.4% of net sales compared to $21.8 million or 32.3% of net sales in the same period in 2001. This is a decrease of $8.4 million or 38.5%. In the remanufacturing segment, gross profits were $0.7 million or 9.2% of net sales compared to $1.7 million or 17.4% of net sales in the same period in 2001. This is a decrease of $1.0 million or 58.8% reflecting the decline in demand for special order repair products as compared to the first six months of 2001.

As discussed above, manufacturing production during the quarter ended June 30, 2002 was negatively impacted due to held raw material shipments by several vendors. Key vendors held shipments to the Company due to late payments of trade accounts payable. The lack of key raw materials disrupted the flow of the manufacturing process because raw material needed to complete work-in-process inventories was not available. When the Company was finally successful with vendors for release and shipment of held raw materials, much of the related work-in-process inventory was past its delivery date to our customers. The Company attempted to deliver the past due customer orders quickly and responded by manufacturing the late work-in-process inventory using overtime. The use of overtime resulted in higher labor costs than expected, further reducing gross margins.

Selling, General and Administrative Expenses. Selling, general, and administrative expenses for the six months ended June 30, 2002 totaled $15.7 million or 20.4% of net sales compared to $14.5 million or 18.7% of net sales in the same period in 2001, an increase of $1.2 million or 8.3%. The increase is mostly related to an increase in purchased services, such as audit, legal and consulting services.

Amortization Expense. Amortization expense for the six months ended June 30, 2002 totaled $0.9 million or 1.2% of net sales compared to $2.9 million or 3.7% of net sales for the same period in 2001. As of January 1, 2002, the Company adopted SFAS No. 142. In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill and indefinite lived intangible assets effective January 1, 2002.

Operating Income (Loss). Operating income (loss) for the six months ended June 30, 2002 totaled $(2.5) million or (3.3)% of net sales compared to $6.2 million or 8.0% of net sales in the same period in 2001, a decrease of $8.7 million or 140%.

Interest Expense. Interest expense was $10.9 million or 14.1% of net sales for the six months ended June 30, 2002 compared to $11.4 million or 14.8% of net sales in the same period in 2001. The expense resulted from interest on the credit agreement, and the accrual of interest associated with the Senior Notes. The credit agreement is used to finance general business and working capital needs.

Benefit for Income Taxes. Benefit for income taxes for the six months ended June 30, 2002 was $(1.2) million or 1.6% of net sales compared to $(1.8) million or 2.3% of net sales benefit in the same period in 2001.

Net Loss. Net loss for the six months ended June 30, 2002 was $(14.6) million compared with net loss of $(3.6) million for the same period in 2001, an increase of $11.0 million or 306%. The increase in the loss reflects decreased operating income offset by the increased income tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities. Net cash provided by operating activities for the six months ended June 30, 2002 was $0.3 million. Decreased working capital requirements contributed primarily to the increase in net cash provided by operating activities in the period. The change in working capital was primarily attributable to decreased inventories of $3.4 million, increased accounts payable of $6.7 million and decreased accounts receivable of $1.1 million.

Investing Activities. Net cash used in investing activities for the six months ended June 30, 2002 was $0.9 million resulting from capital additions.

Financing Activities. Net cash provided by financing activities for the six months ended June 30, 2002 was $0.7 million, comprised of proceeds of long term obligations of $1.1 million, net of principal repayment and financing costs of $0.2 and $0.2, respectively.

Our primary sources of liquidity are funds generated by operations and borrowings under our credit agreement with Foothill Capital Corporation (the "Foothill Credit Agreement"), and, previously, under our credit agreement with Fleet Capital Corporation (the "Fleet Credit Agreement").

EBITDA is presented and discussed because management believes that some investors regard EBITDA as a key measure of a leveraged company's performance and ability to meet its future debt service requirements. EBITDA is defined as net income or loss (excluding extraordinary gain or losses, gains or losses from asset dispositions and minority interest) before interest, income taxes, depreciation and amortization. EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States, and should not be considered an alternative to net income (or any other measure of performance under accounting principles generally accepted in the United States) as a measure of performance or to cash flows from operating, investing or financing activities as an indicator of cash flows or as a measure of liquidity. Certain covenants in the Foothill Credit Agreement are based on EBITDA as defined in that agreement. In the period ended June 30, 2002, EBITDA generated from operations was $(0.5) million or (0.01)% of net sales, a decrease of $13.3 million compared to the same period in 2001. This decrease in funds is due to reduced gross profits.

In December 2000, the Company entered into the Fleet Credit Agreement, which included both a revolving credit facility and a term loan to be utilized for capital expenditures. The Fleet Credit Agreement required that the Company meet certain interest coverage ratios each quarter. The Company was not in compliance with the interest coverage ratio covenant for the quarters ended March 31, 2002 and June 30, 2002. The Company received a waiver of the interest coverage ratio covenant from Fleet for the quarters ended March 31, 2002 and June 30, 2002. The forbearance agreement required the Company be in compliance with the interest coverage ratio requirements by July 31, 2002.

On July 30, 2002, prior to the expiration of the forbearance agreement, the Company replaced the Fleet Credit Agreement with the Foothill Credit Agreement, a $50 million facility. The five year credit agreement is comprised of four parts: 1.) a revolving component, with borrowings under this component limited to 85% of eligible trade accounts receivable and the lesser of $16 million or 68% of eligible finished goods inventory plus 17% of eligible work in process inventory plus 31% of eligible raw material inventory; 2.) Subline A with available advances totaling a maximum of $10 million secured by the Company's equipment, real property and trade names; 3.) Subline B of $10 million and 4.) Subline C with available advances totaling $5 million for the purchase of new capital equipment. Maximum borrowings under the new credit facility are limited under the terms of the Company's Senior Note Indenture to 85% of the net book value of trade receivables and 55% of the net book value of inventory. The Foothill Credit Agreement requires that the Company maintain certain fixed charge coverage ratios beginning the six months ending December 31, 2002.

At July 30, 2002, the Company had borrowings of $32.8 million outstanding under the Foothill Credit Agreement and $7.9 million of unused credit availability. The Company is dependent on the Foothill Credit Agreement to fund its working capital needs. The Company's ability to operate within the financial covenants required under that facility are dependent on the Company's ability to attain profitable operations and improve earnings. Should the Company not be able to operate within the borrowing limits and restrictive covenants of the Foothill Credit Agreement, the Company may be forced to seek additional sources of financing in order to fund its working capital needs. In such an event, the Company cannot be certain that it would be able to obtain necessary financing on acceptable terms.

The Company incurred net losses in 1999, 2000, 2001 and the first and second quarters of 2002. Management is presently evaluating the performance of the Company's business both in the aggregate and at the separate division levels. To date in 2002, management has implemented actions designed to reduce working capital and improve operating results, and plans further actions during the remainder of 2002. There is no assurance that management's actions will be successful. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

ITEM 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Holley's exposure to interest rate changes is primarily related to its variable rate debt which may be outstanding from time to time under its credit agreement. The borrowings under the credit agreement carry interest rates which are based on the London Interbank Offered Rate or base rate. Because the interest rate on the credit agreement is variable, the Company's cash flow may be affected by increases in the LIBOR rate. As of June 30, 2002, Holley's outstanding balance on its previous credit facility with Fleet Capital Corporation was $29.9 million (at July 30, 2002, the Company had borrowings of $32.8 million outstanding under the Foothill Credit Agreement).

Sensitivity Analysis. To assess exposure to interest rate changes, Holley has performed a sensitivity analysis assuming that it had drawn the full balance available under the credit agreement. If the prime rate rose 100 basis points, the increase in the monthly interest payment would equal $30,000.

PART II- OTHER INFORMATION

ITEM 1- LEGAL PROCEEDINGS.

ITEM 1- LEGAL PROCEEDINGS.

The Company is a party to various lawsuits and claims in the normal course of business. While the lawsuits and claims against the Company cannot be predicted with certainty, management believes that the ultimate resolution of the matters will not have a material effect on the financial position or results of operations of the Company.

In May 1999, Union Pacific Railroad Company filed an action against Weiand Automotive Industries, Inc., a subsidiary of Holley ("Weiand"), and others in the U.S. District Court for the Central District of California, alleging that certain soil and groundwater contamination discovered on Union Pacific property in Los Angeles had migrated from an adjacent Weiand facility. In December 2000, Union Pacific, Holley, Weiand and Joan Weiand, the owner of the Weiand property, reached a comprehensive settlement in exchange for a cash payment significantly less than the sought amount, resulting in a full dismissal of the lawsuit. A substantial majority of the settlement payment was paid by Weiand's insurers. In connection with the settlement, an additional $550 paid by the settling insurers has been put into a Site Source Control Account to fund investigation and any required remediation of the Weiand property, as may be required by the State of California.

In 2000, Weiand discovered possibly significant soil contamination on the Weiand property, which has not been fully analyzed by Weiand's environmental consultants. In July 2001, Holley (through Weiand) entered into a Voluntary Cleanup Agreement with the California Department of Toxic Substances Control, pursuant to which Holley is working with the property owner, Joan Weiand, to investigate and, if necessary, remediate the contamination. Holley cannot estimate the potential liability arising from that contamination, if any, or the possible outcome of any state environmental regulatory requirements. Holley and Weiand are working vigorously to address regulatory issues arising from the discovered contamination.

ITEM 6- EXHIBITS AND REPORTS ON FORM 8-K.

           (A) Exhibits - None.

           (B) Reports on Form 8-K - None.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      HOLLEY PERFORMANCE PRODUCTS INC.



Date: August 19, 2002                 By:  /s/ James D. Wiggins
                                           ---------------------
                                           James D. Wiggins
                                           President and Chief Executive Officer

Date: August 19, 2002                 By:  /s/ Joseph G. Andersen
                                           ----------------------
                                           Joseph G. Andersen
                                           Chief Financial Officer
                                           (principal financial officer)