Form 10-Q
period 2002-09-29
HOLLEY PERFORMANCE PRODUCTS INC
filed 2002-11-13
CIK 1096536

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 29, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 333-89061

HOLLEY PERFORMANCE PRODUCTS INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (State of incorporation)	61-1291482 (IRS Employer Identification No.)
1801 RUSSELLVILLE ROAD, POST OFFICE BOX 10360, BOWLING GREEN, KY (Address of principal executive offices)	42102-7360 (zip code)
270-782-2900 (Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE
SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

There were 1,000 shares of Common Stock outstanding as of September 29, 2002.

HOLLEY PERFORMANCE PRODUCTS INC.
Quarterly Report on Form 10-Q
For the Nine Months Ended September 29, 2002

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

HOLLEY PERFORMANCE PRODUCTS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001 AND SEPTEMBER 29, 2002
(Dollars in Thousands)
(Unaudited)

	December 31, 2001	September 29, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$234	$1,190
Accounts receivable, net of allowance for doubtful accounts of $866 and $1,167 at December 31, 2001 and September 29, 2002, respectively	19,999	17,380
Inventories	34,607	26,162
Deferred income taxes	5,773	6,255
Income taxes receivable	308	305
Other current assets	1,497	1,080

Total current assets	62,418	52,372
PROPERTY, PLANT AND EQUIPMENT, NET	26,068	22,097
INTANGIBLE ASSETS
Goodwill	111,658	111,791
Trade names	42,900	39,494
Other	15,030	16,073

	169,588	167,358
Less accumulated amortization	(19,502)	(21,330)

Total intangible assets, net	150,086	146,028

Total assets	$238,572	$220,497

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of long-term debt	$31,158	$32,984
Accounts payable	14,060	14,391
Accrued liabilities	15,548	21,239

Total current liabilities	60,766	68,614
LONG-TERM DEBT, NET OF CURRENT PORTION	147,663	149,812
DEFERRED INCOME TAXES	21,936	19,197
OTHER NONCURRENT LIABILITIES	438	375
STOCKHOLDER'S EQUITY (DEFICIT):
Common stock, $1.00 par value; 1,000 shares authorized, issued and outstanding	1	1
Paid-in capital	52,499	52,499
Accumulated deficit	(44,731)	(70,001)

Total stockholder's equity (deficit)	7,769	(17,501)

Total liabilities and stockholder's equity (deficit)	$238,572	$220,497

See accompanying notes.

HOLLEY PERFORMANCE PRODUCTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	Sept. 30, 2001 (Restated)	Sept. 29, 2002	Sept. 30, 2001 (Restated)	Sept. 29, 2002
NET SALES	$38,846	$33,476	$116,317	$110,611
COST OF SALES	27,973	30,712	81,867	93,679

Gross profit	10,873	2,764	34,450	16,932

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	7,511	7,177	21,999	22,919
AMORTIZATION EXPENSE	1,482	472	4,342	1,417

TOTAL OPERATING EXPENSES	8,993	7,649	26,341	24,336

Operating income (loss)	1,880	(4,885)	8,109	(7,404)

INTEREST EXPENSE	5,604	5,663	17,036	16,551
OTHER EXPENSE	327	696	435	1,067

LOSS BEFORE INCOME TAXES, MINORITY INTEREST, AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(4,051)	(11,244)	(9,362)	(25,022)
INCOME TAX BENEFIT	(1,382)	(622)	(3,196)	(1,866)

LOSS BEFORE MINORITY INTEREST AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(2,669)	(10,622)	(6,166)	(23,156)
MINORITY INTEREST, NET OF TAXES	(100)	—	(237)	—

NET LOSS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(2,769)	(10,622)	(6,403)	(23,156)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE FOR INTANGIBLE ASSET IMPAIRMENT, NET OF TAXES OF $1,292	—	—	—	(2,114)

NET LOSS	$(2,769)	$(10,622)	$(6,403)	$(25,270)

See accompanying notes.

HOLLEY PERFORMANCE PRODUCTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)
(Dollars in Thousands)
(Unaudited)

	COMMON STOCK	PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL
BALANCE, DECEMBER 31, 2001	$1	$52,499	$(44,731)	$7,769
Net loss	—	—	(25,270)	(25,270)

BALANCE, SEPTEMBER 29, 2002	$1	$52,499	$(70,001)	$(17,501)

See accompanying notes.

HOLLEY PERFORMANCE PRODUCTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	January 1 2001 to Sept. 30, 2001 (Restated)	January 1, 2002 to Sept. 29, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,403)	$(25,270)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	11,121	7,162
Amortization of debt discount	514	514
Deferred income taxes before cumulative effect of accounting change	(3,238)	(1,929)
Cumulative effect of accounting change net of taxes	—	2,114
Write-off of financing costs	—	775
Loss on sale of fixed assets	449	—
Changes in assets and liabilities:
Accounts receivable	1,042	2,619
Inventories	(841)	8,445
Other current assets and income taxes receivable	84	420
Accounts payable	4,226	331
Accrued liabilities	(8,250)	5,628

Net cash provided by (used in) operating activities	(1,296)	809

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(786)	(1,302)
Proceeds on disposal of fixed assets	50	46

Net cash used in investing activities	(736)	(1,256)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (payments) on long-term obligations	(3,676)	1,461
Proceeds from issuance of promissory note	—	2,000
Financing costs	—	(2,058)

Net cash provided by (used in) financing activities	(3,676)	1,403

NET CHANGE IN CASH AND CASH EQUIVALENTS	(5,708)	956
BALANCE AT BEGINNING OF PERIOD	6,967	234

BALANCE AT END OF PERIOD	$1,259	$1,190

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$20,200	$10,695

See accompanying notes.

HOLLEY PERFORMANCE PRODUCTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

        Holley Performance Products Inc. (the "Company" or "Holley"), a Delaware corporation based in Bowling Green, Kentucky, is a leading manufacturer of a diversified line of performance automotive products, including carburetors, fuel pumps, fuel injection systems, ignition systems, remanufactured carburetors, camshafts, crankshafts, pistons, superchargers, exhaust headers, mufflers, engine plumbing products, and nitrous oxide systems. The products are designed to enhance street, off-road, recreational and competitive vehicle performance through increased horsepower, torque and driveability. In addition to its automotive performance line, Holley manufactures performance products for the powersport, marine and motorcycle markets.

        The consolidated balance sheets of the Company as of December 31, 2001 and September 29, 2002, and the consolidated statements of operations for the three- and nine-month periods ended September 30, 2001 and September 29, 2002, and the consolidated statements of cash flows for the nine month periods ended September 30, 2001 and September 29, 2002 are unaudited, except for the condensed consolidated balance sheet dated December 31, 2001, which is derived from audited financial statements, and have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

        In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at September 30, 2001 and September 29, 2002 and for all periods presented have been made. The results of operations for the periods ended September 29, 2002 and September 30, 2001 are not necessarily indicative of the operating results to be expected for the full year.

        The Company incurred net losses in 1999, 2000, 2001 and the first three quarters of 2002. Management is presently evaluating the performance of the Company's business both in the aggregate and at the separate division levels. To date in 2002, management has implemented actions designed to reduce working capital and improve operating results, and plans further actions during the remainder of 2002. There is no assurance that management's actions will be successful. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

2. RESTATEMENT OF FINANCIAL STATEMENTS

        As disclosed in further detail in the Company's Form 10-K for the year ended December 31, 2001, the Company has restated its unaudited financial information for 2001 that had previously been released by the Company. As a result, the comparative information contained in this quarterly report on Form 10-Q with respect to the three- and nine-month periods ended September 30, 2001 has been restated. Amounts as previously reported and as restated are as set forth below:

	THREE MONTHS ENDED September 30, 2001		NINE MONTHS ENDED September 30, 2001
	As Previously Reported	As Restated	As Previously Reported	As Restated
Net Sales	$38,869	$38,846	$116,342	$116,317
Gross Profit	13,147	10,873	38,048	34,450
Net Loss	(2,344)	(2,769)	(5,716)	(6,403)

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

        As of January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill be separately disclosed from other intangible assets in the balance sheet, and no longer be amortized but tested for impairment on a periodic basis.

        In accordance with the transition provisions of SFAS No. 142, the Company has completed the first step of the transitional goodwill impairment test for all the reporting units of the Company. The results of that first step have indicated that goodwill of Holley Performance, Lunati, Hooker, Earl's, and So-Cal, which are included in the reportable segment entitled "Performance Parts", may be impaired and an impairment loss may have to be recognized. The amount of that loss has not been estimated, and the measurement of that loss is expected to be completed prior to the end of the fourth quarter of 2002. Any resulting impairment loss will be recognized as a cumulative effect of a change in accounting principle and reflected in the first quarter of 2002.

        In addition, the Company has reviewed its trade names for impairment in accordance with the transition provisions of SFAS No. 142 using fair value measurement techniques and has recorded a noncash pretax impairment charge of $3,400 related to the "Lunati" and "Holley" trade names. The impairment charge is non-operational in nature and has been reflected as a cumulative effect of an accounting change in the first quarter of 2002.

        In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill and indefinite lived intangible assets effective January 1, 2002. A reconciliation of previously reported net loss to the pro forma amounts adjusted for the exclusion of amortization on goodwill and indefinite lived intangibles assets, net of the related income tax effect, follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30, 2001 (Restated)	September 29, 2002	September 30, 2001 (Restated)	September 29, 2002
Reported net loss	$(2,769)	$(10,622)	$(6,403)	$(25,270)
Add: Goodwill and indefinite lived assets amortization, net of tax	942	—	2,826	—

Pro forma net loss	$(1,827)	$(10,622)	$(3,577)	$(25,270)

COMPREHENSIVE INCOME

        SFAS No. 130, "Reporting Comprehensive Income", sets forth standards for reporting and displaying components of comprehensive income (loss) in a full set of general purpose financial statements. Comprehensive income (loss) encompasses all changes in stockholder's equity (except those arising from transactions with owners) and includes net income or loss, net unrealized capital gains or losses on available for sale securities and foreign currency translation adjustments. Comprehensive loss for the periods ended September 30, 2001 and September 29, 2002 was the same as net loss for the Company.

RECENT ACCOUNTING PRONOUNCEMENTS

        In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of APB Opinion 30, "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS No. 144 removes goodwill from its scope and clarifies other implementation issues related to SFAS No. 121. SFAS No. 144 also provides a single framework for evaluating long-lived assets to be disposed of by sale. The provisions of this Statement were adopted effective January 1, 2002, and had no material effect on the Company's results of operations or financial position.

        SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections," issued in April 2002, among other things, rescinds SFAS No. 4 which required material gains and losses from extinguishment of debt to be classified as an extraordinary item, net of related income tax effect. SFAS No. 145, which applies to all entities, is effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. The Company early adopted the Statement effective January 1, 2002. Accordingly, the $775 loss from debt extinguishment discussed in Note 7 is included as an ordinary loss in the consolidated statement of operations for the three months and nine months ended September 29, 2002.

4. INVENTORIES

        Inventories of the Company consist of the following:

	December 31, 2001	September 29, 2002
Raw materials	$12,529	$11,651
Work-in-progress	5,938	4,285
Finished Goods	16,140	10,226

	$34,607	$26,162

5. PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment of the Company consist of the following:

	December 31, 2001	September 29, 2002
Land	$360	$360
Buildings and improvements	11,884	11,916
Machinery and equipment	28,192	28,999
Computer equipment	3,852	3,929
Furniture and fixtures	2,079	2,367
Construction in process	1,798	1,675

	48,165	49,246
Less: accumulated depreciation	(22,097)	(27,149)

	$26,068	$22,097

        Depreciation expense was $5,973 and $5,124 for the nine months and $1,966 and $1,567 for the three months ended September 30, 2001 and September 29, 2002, respectively.

6. ACCRUED LIABILITIES

        Accrued liabilities of the Company consist of the following:

	December 31, 2001	September 29, 2002
Wages and benefits	$3,679	$4,049
Reserve for product returns	2,981	4,930
Interest	5,492	10,174
Other	3,396	2,086

	$15,548	$21,239

7. LONG-TERM DEBT

        Long-term debt of the Company consists of the following:.

	December 31, 2001	September 29, 2002
Secured revolving line of credit facility due to a bank; Interest due quarterly at a variable rate based on LIBOR or prime at the Company's option, plus the applicable margin rate (8.11% at September 29, 2002); maturing December 28, 2007	$28,814	$30,694
Senior notes, interest payable semi-annually in March and September at 12.25%; maturing September 15, 2007; net of debt discount of $3,939 and $3,425, respectively	146,061	146,575
Convertible promissory note with KHPP Holdings, Inc. ("Parent")	—	2,000
Other long-term obligations	3,946	3,527

	178,821	182,796
Less: current portion	(31,158)	(32,984)

	$147,663	$149,812

        In December 2000, the Company entered into a credit agreement with Fleet Capital Corporation (the "Fleet Credit Arrangement") which included both a revolving credit facility and a term loan to be utilized for capital expenditures. The Fleet Credit Arrangement required that the Company meet certain interest coverage ratios each quarter. The Company was not in compliance with the interest coverage ratio covenant for the quarters ended March 31, 2002 and June 30, 2002. The Company received a waiver of the interest coverage ratio covenant from Fleet for the quarters ended March 31, 2002 and June 30, 2002. On July 30, 2002, prior to the expiration of the forbearance agreement, the Company replaced the Fleet Credit Arrangement with a $50 million facility provided by Foothill Capital Corporation (the "Credit Agreement").

        The five-year Credit Agreement is comprised of four parts: 1.) a revolving component, with borrowings limited to 85% of eligible trade accounts receivable and the lesser of $16 million or 68% of eligible finished goods inventory plus 17% of eligible work-in-process inventory plus 31% of eligible raw materials inventory; 2.) Subline A with available advances totaling a maximum of $10 million secured by the Company's equipment, real property and trade names; 3.) Subline B of $10 million and 4.) Subline C with available advances totaling $5 million for the purchase of new capital equipment. Maximum borrowings under the Credit Agreement are limited under the terms of the Company's Senior Notes Indenture to $45 million (as amended, See Note 11). The Credit Agreement, as amended, requires that the Company maintain certain fixed charge coverage ratios beginning the twelve months ending June 30, 2003. In connection with the Credit Agreement, the Company wrote-off $775 of deferred financing costs associated with the Fleet Credit Arrangement. Such amount is included in other expense in the accompanying consolidated statements of operations.

        At October 25, 2002, the Company had $8.3 million of unused credit availability under the Credit Agreement.

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

        The Senior Notes Indenture requires the Company to make semi-annual interest payments in March and September at 12 1/4%. On September 15, 2002, the Company delayed making its semi-annual interest payment on the Senior Notes. In September 2002, the Company initially received a $2 million cash infusion from its parent company in the form of a short-term note to meet operating requirements. The Company subsequently received an additional $13 million cash infusion for a total investment of $15 million and the Company made the interest payment on October 15, 2002, before the grace period specified in the Senior Notes Indenture expired (See Note 11). Accordingly, amounts payable under the Senior Notes Indenture are classified as long-term in the accompanying consolidated balance sheet at September 29, 2002.

        The Credit Agreement and the Senior Notes were amended on October 10, 2002. See Note 11.

        In connection with the revolving credit facility, the Credit Agreement requires lock-box agreements which provide for all receipts to be swept daily to reduce borrowings outstanding. These agreements, combined with the existence of a Material Adverse Effect (MAE) clause in the Credit Agreement, cause the revolving credit facility to be classified as a current liability, per guidance in the FASB's Emerging Issues Task Force 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement." The MAE clause, which is a typical requirement in commercial credit agreements, allows the lender to require the loan to become due if it determines there has been a material adverse effect on the operations, business, properties, assets, liabilities, condition or prospects. The classification of the revolving credit facility as a current liability at September 29, 2002, is a result of the combination of the two aforementioned factors: the lock-box agreements and the MAE clause. However, the revolving credit facility does not expire or have a maturity date within one year, but rather has final expiration date of July 30, 2007.

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

        During 2002, legislation was passed which allows companies to carry back net operating losses incurred in 2001 and 2002 for up to five years. In years prior to 2001 and years beyond 2002 the period for loss carry back is two years. The Company intends to submit a claim through a tax sharing arrangement with the prior owner to carry back a portion of its 2001 net operating losses and receive a refund for taxes previously paid. As the Company has a full valuation allowance against its net operating losses, any refunds received will result in income tax benefit. As of the date of this report, no claims have been submitted nor have any refunds been received.

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

        Summarized financial information concerning the Company's operating measures for the reportable segments are shown in the following table:

	PERFORMANCE PARTS	REMANUFACTURED PARTS	TOTAL
JULY 2, 2001 TO SEPTEMBER 30, 2001 (Restated)
Net sales	$34,628	$4,218	$38,846
Gross profit	10,143	730	10,873
JULY 1, 2002 TO SEPTEMBER 29, 2002
Net sales	$29,875	$3,601	$33,476
Gross profit	2,939	(175)	2,764

	PERFORMANCE PARTS	REMANUFACTURED PARTS	TOTAL
JANUARY 1, 2001 TO SEPTEMBER 30, 2001 (Restated)
Net sales	$102,103	$14,214	$116,317
Gross profit	31,989	2,461	34,450
JANUARY 1, 2002 TO SEPTEMBER 29, 2002
Net sales	$98,891	$11,720	$110,611
Gross profit	16,358	574	16,932

        Summary balance sheet data for inventories and property, plant, and equipment, net for each of the Company's reportable segments as of December 31, 2001 and September 29, 2002 are shown in the following table:

	PERFORMANCE PARTS	REMANUFACTURED PARTS	TOTAL
AS OF DECEMBER 31, 2001
Inventories	$31,259	$3,348	$34,607
Property, plant, and equipment, net	24,235	1,833	26,068
AS OF SEPTEMBER 29, 2002
Inventories	$22,898	$3,264	$26,162
Property, plant, and equipment, net	20,517	1,580	22,097

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

Consolidating Balance Sheet
September 29, 2002

	Holley Performance Products Inc. (Parent Company Only)	Subsidiary Guarantors	Eliminations	Consolidated
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$590	$600	$—	$1,190
Accounts receivable, net	16,788	592	—	17,380
Inventories	13,982	12,180	—	26,162
Deferred income taxes	4,335	1,920	—	6,255
Income taxes receivable	168	137	—	305
Intercompany receivable	6,877	—	(6,877)	—
Other current assets	919	161	—	1,080

Total current assets	43,659	15,590	(6,877)	52,372
PROPERTY, PLANT AND EQUIPMENT, NET	14,787	7,310	—	22,097
INVESTMENT IN SUBSIDIARIES	53,538	—	(53,538)	—
INTANGIBLE ASSETS
Goodwill	69,482	42,309	—	111,791
Trade names	36,791	2,703	—	39,494
Other	6,908	9,165	—	16,073

	113,181	54,177	—	167,358
Less accumulated amortization	(13,768)	(7,562)	—	(21,330)

Total intangible assets, net	99,413	46,615	—	146,028

Total assets	$211,397	$69,515	$(60,415)	$220,497

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT):
CURRENT LIABILITIES:
Current portion of long-term debt	$32,834	$150	$—	$32,984
Accounts payable	13,528	863	—	14,391
Intercompany payables	—	6,877	(6,877)	—
Accrued liabilities	19,916	1,323	—	21,239

Total current liabilities	66,278	9,213	(6,877)	68,614
LONG-TERM DEBT, NET OF CURRENT PORTION	149,812	—	—	149,812
DEFERRED INCOME TAXES	12,433	6,764	—	19,197
OTHER NONCURRENT LIABILITIES	375	—	—	375
STOCKHOLDER'S EQUITY (DEFICIT):
Common stock, $1.00 par value	1	88,074	(88,074)	1
Paid-in capital	52,499	—	—	52,499
Accumulated deficit	(70,001)	(34,536)	34,536	(70,001)

Total stockholder's equity (deficit)	(17,501)	53,538	(53,538)	(17,501)

Total liabilities and stockholder's equity (deficit)	$211,397	$69,515	$(60,415)	$220,497

Consolidating Balance Sheet
December 31, 2001

	Holley Performance Products Inc. (Parent Company Only)	Subsidiary Guarantors	Eliminations	Consolidated
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$72	$162	$—	$234
Accounts receivable, net	19,543	456	—	19,999
Inventories	19,385	15,222	—	34,607
Deferred income taxes	3,641	2,132	—	5,773
Income taxes receivable	152	156	—	308
Other current assets	1,370	127	—	1,497

Total current assets	44,163	18,255	—	62,418
PROPERTY, PLANT AND EQUIPMENT, NET	19,706	6,362	—	26,068
INVESTMENT IN SUBSIDIARIES	65,235	—	(65,235)	—
INTANGIBLE ASSETS
Goodwill	69,482	42,176	—	111,658
Trade names	37,610	5,290	—	42,900
Other	5,865	9,165	—	15,030

	112,957	56,631	—	169,588
Less accumulated amortization	(13,356)	(6,146)	—	(19,502)

Total intangible assets, net	99,601	50,485	—	150,086

Total assets	$228,705	$75,102	$(65,235)	$238,572

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT):
CURRENT LIABILITIES:
Current portion of long-term debt	$31,050	$108	$—	$31,158
Accounts payable	13,577	483	—	14,060
Accrued liabilities	14,317	1,231	—	15,548

Total current liabilities	58,944	1,822	—	60,766
LONG-TERM DEBT, NET OF CURRENT PORTION	147,401	262	—	147,663
DEFERRED INCOME TAXES	14,153	7,783	—	21,936
OTHER NONCURRENT LIABILITIES	438	—	—	438
STOCKHOLDER'S EQUITY (DEFICIT):
Common stock	1	88,074	(88,074)	1
Paid-in capital	52,499	—	—	52,499
Accumulated deficit	(44,731)	(22,839)	22,839	(44,731)

Total stockholder's equity (deficit)	7,769	65,235	(65,235)	7,769

Total liabilities and stockholder's equity (deficit)	$228,705	$75,102	$(65,235)	$238,572

Consolidating Statement of Operations
Three Months Ended September 29, 2002

	Holley Performance Products Inc. (Parent Company Only)	Subsidiary Guarantors	Eliminations	Consolidated
NET SALES	$16,102	$33,476	$(16,102)	$33,476
COST OF SALES	14,973	31,841	(16,102)	30,712

GROSS PROFIT	1,129	1,635	—	2,764
SELLING, GENERAL AND ADMINISTRATIVE	1,004	6,173	—	7,177
AMORTIZATION EXPENSE	283	189	—	472

OPERATING LOSS	(158)	(4,727)	—	(4,885)
INTEREST EXPENSE	5,663	—	—	5,663
OTHER EXPENSE	696	—	—	696

LOSS BEFORE TAXES AND EQUITY IN LOSS OF SUBSIDIARIES	(6,517)	(4,727)	—	(11,244)
INCOME TAX BENEFIT	(622)	—	—	(622)

	(5,895)	(4,727)	—	(10,622)
EQUITY IN LOSS OF SUBSIDIARIES	(4,727)	—	4,727	—

NET LOSS	$(10,622)	$(4,727)	$4,727	$(10,622)

Consolidating Statement of Operations
Nine Months Ended September 29, 2002

	Holley Performance Products Inc. (Parent Company Only)	Subsidiary Guarantors	Eliminations	Consolidated
NET SALES	$51,171	$110,611	$(51,171)	$110,611
COST OF SALES	41,154	103,696	(51,171)	93,679

GROSS PROFIT	10,017	6,915	—	16,932
SELLING, GENERAL AND ADMINISTRATIVE	6,604	16,315	—	22,919
AMORTIZATION EXPENSE	284	1,133	—	1,417

OPERATING INCOME (LOSS)	3,129	(10,533)	—	(7,404)
INTEREST EXPENSE	16,509	42	—	16,551
OTHER EXPENSE	1,042	25	—	1,067

LOSS BEFORE TAXES AND EQUITY IN LOSS OF SUBSIDIARIES	(14,422)	(10,600)	—	(25,022)
INCOME TAX BENEFIT	(1,357)	(509)	—	(1,866)

	(13,065)	(10,091)		(23,156)
EQUITY IN LOSS OF SUBSIDIARIES	(11,697)	—	11,697	—

NET LOSS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(24,762)	(10,091)	11,697	(23,156)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(508)	(1,606)	—	(2,114)

NET LOSS	$(25,270)	$(11,697)	$11,697	$(25,270)

Consolidating Statement of Cash Flows
Nine Months Ended September 29, 2002

	Holley Performance Products Inc. (Parent Company Only)	Subsidiary Guarantors	Eliminations		Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES	$(295)	$1,104	$		$809
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(856)	(446)		—	(1,302)
Proceeds on disposal of fixed assets	46	—		—	46

Net cash used in investing activities	(810)	(446)		—	(1,256)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds (payments)on long-term obligations	1,681	(220)		—	1,461
Proceeds from issuance of promissory note	2,000	—		—	2,000
Financing costs	(2,058)	—		—	(2,058)

Net cash provided by financing activities	1,623	(220)		—	1,403

NET CHANGE IN CASH AND CASH EQUIVALENTS	518	438		—	956
BALANCE AT BEGINNING OF PERIOD	72	162		—	234

BALANCE AT END OF PERIOD	$590	$600		$—	$1,190

Consolidating Statement of Operations
Three Months Ended September 30, 2001 (Restated)

	Holley Performance Products Inc. (Parent Company Only)	Subsidiary Guarantors	Eliminations	Consolidated
NET SALES	$22,434	$38,846	$(22,434)	$38,846
COST OF SALES	15,802	34,605	(22,434)	27,973

GROSS PROFIT	6,632	4,241	—	10,873
SELLING, GENERAL AND ADMINISTRATIVE	1,099	6,412	—	7,511
AMORTIZATION EXPENSE	889	593	—	1,482

OPERATING INCOME (LOSS)	4,644	(2,764)	—	1,880
INTEREST EXPENSE	5,604	—	—	5,604
OTHER EXPENSE	327	—	—	327

LOSS BEFORE TAXES AND EQUITY IN LOSS OF SUBSIDIARIES	(1,287)	(2,764)	—	(4,051)
INCOME TAX BENEFIT	(480)	(902)	—	(1,382)

	(807)	(1,862)	—	(2,669)
EQUITY IN LOSS OF SUBSIDIARIES	(1,962)	—	1,862	(100)

NET LOSS	$(2,769)	$(1,862)	$1,862	$(2,769)

Consolidating Statement of Operations
Nine Months Ended September 30, 2001
(Restated)

	Holley Performance Products Inc. (Parent Company Only)	Subsidiary Guarantors	Eliminations	Consolidated
NET SALES	$65,112	$116,317	$(65,112)	$116,317
COST OF SALES	51,329	95,650	(65,112)	81,867

GROSS PROFIT	13,783	20,667	—	34,450
SELLING, GENERAL AND ADMINISTRATIVE	3,586	18,413	—	21,999
AMORTIZATION EXPENSE	2,670	1,672	—	4,342

OPERATING INCOME	7,527	582	—	8,109
INTEREST EXPENSE	17,015	21	—	17,036
OTHER EXPENSE	410	25	—	435

INCOME (LOSS) BEFORE TAXES AND EQUITY IN LOSS OF SUBSIDIARIES	(9,898)	536	—	(9,362)
INCOME TAX BENEFIT	(2,294)	(902)	—	(3,196)

	(7,604)	1,438	—	(6,166)
EQUITY IN LOSS OF SUBSIDIARIES	1,201	—	(1,438)	(237)

NET INCOME (LOSS)	$(6,403)	$1,438	$(1,438)	$(6,403)

Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2001
(Restated)

	Holley Performance Products Inc. (Parent Company Only)	Subsidiary Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES	$(1,413)	$117	$—	$(1,296)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital Expenditures	(786)	—	—	(786)
Proceeds on disposal of fixed assets	50	—	—	50

Net cash used in investing activities	(736)	—	—	(736)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term obligations	(3,158)	(518)	—	(3,676)

Net cash used in financing activities	(3,158)	(518)	—	(3,676)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(5,307)	(401)	—	(5,708)
BALANCE AT BEGINNING OF PERIOD	6,487	480	—	6,967

BALANCE AT END OF PERIOD	$1,180	$79	$—	$1,259

11. SUBSEQUENT EVENTS

        On September 15, 2002, the Company delayed making its semi-annual interest payment on the Senior Notes. The Company entered into negotiations with its parent company with respect to a capital infusion and with the holders of the Senior Notes with respect to certain changes to the Indenture.

        On October 10, 2002, after receiving consent of the requisite majority of noteholders under the Indenture governing the Senior Notes, the Company amended the Indenture to permit a $45 million limit on indebtedness rather than the previous limit of 85% of the net book value of trade receivables and 55% of the net book value of inventory, which allows the Company greater availability under its Credit Agreement with Foothill Capital. Subsequently, on October 11, 2002, the Company amended the Credit Agreement to permit the Company to receive a cash infusion of $13 million from its corporate parent (in addition to $2 million received in late September) (See Note 7) and amend certain financial covenants.

        On October 11, 2002, the Parent provided an additional $13 million cash infusion and converted the Company's $2 million short-term note to the Parent into long-term capital. The total investment of $15 million, $7.5 million in the form of a senior unsecured convertible promissory note and $7.5 million as convertible preferred stock, was used to pay the interest payment of approximately $9.2 million on the Senior Notes due September 15, 2002, and provide additional liquidity to continue operational restructuring.

        On October 11, 2002, the Company formally issued a $7.5 million convertible promissory note (the "Promissory Note") to its parent company, of which $2.0 million of the proceeds had been received by

September 29, 2002. The Promissory Note bears interest at a rate of 10% per annum, payable in kind, and ranks pari passu with the Senior Notes. Commencing January 1, 2004, if the Company has met performance targets based on EBITDA and credit availability, as defined in the note agreement, the Company shall pay principal and interest in quarterly installments of $2.5 million until the unpaid principal amount and all accrued interest are paid in full. The Promissory Note is convertible at the option of the holder into either preferred stock or common stock. The Promissory Note is subject to mandatory conversion into preferred stock upon the occurrence of insolvency proceedings.

        The convertible preferred stock, having a par value per share equal to $1.00, is convertible at the option of the holder into common stock at the conversion price in effect at the time of the conversion. The conversion price is initially equal to $7,499 per share of common stock. The preferred stock is automatically converted into common stock upon the consent of two thirds of the holders or upon an initial public offering of common stock. The holders of preferred stock, with respect to rights upon a liquidation event, rank prior to the common stock.

        The Company intends to amend its defined benefit pension plan, as of January 1, 2003, to freeze benefit accruals and to freeze the entry of new participants. Because the future service of participants under the pension plan will be eliminated, this constitutes a curtailment under the provisions of SFAS No. 88 "Employers Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits." As of December 31, 2001, the fair value of plan assets was $3,664 and the benefit obligation, determined using the projected unit credit actuarial cost method, was $4,910.

        Effective October 1, 2002, the Company amended its defined contribution benefit plan to convert the Company's contributions from a percentage of employee contributions to a profit sharing contribution. As a result, there have been no Company contributions to the plan since that date. Terms of the plan have not been formulated by the Company and no assurance can be made regarding future contributions.

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

        The Management's Discussion and Analysis and other portions of this report include "forward looking" statements within the meaning of the federal securities laws that are subject to future events, risks and uncertainties that could cause actual results to differ materially from those expressed or implied herein. Important factors that either individually or in the aggregate could cause actual results to differ materially from those expressed include, without limitation, (1) that we will not grow our sales revenue or profit, (2) that we will fail to be competitive with existing and new competitors, (3) that we will not be able to sustain our current growth, (4) that needed financing will not be available to us if and as needed, (5) that a significant change in the growth rate of the overall U.S. economy will occur, such that spending on performance automotive products will be materially impacted, (6) that a drastic negative change in market conditions may occur and (7) that emissions and other environmental regulations affecting us will increase thereby limiting our ability to sell our automotive products and grow our business or may increase our costs. This list is intended to identify only certain of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included herein. We are not obligated to update or revise any forward-looking statements or to advise of any changes in the assumptions on which they are based, whether as a result of new information, future events or otherwise.

OVERVIEW

        Founded in 1903, Holley is a leading manufacturer and marketer of specialty products for the performance automotive, marine and powersports (motorcycle, jet-ski, snowmobile and go-cart) aftermarkets. Holley designs, manufactures and markets a diversified line of automotive performance racing products that include fuel, air, spark (also known as ignition) and internal engine management systems. The Company designs products to enhance vehicle performance through generating increased horsepower, torque and acceleration. Our products include both throttle body and multi-port fuel injection systems, performance and remanufactured carburetors, digital ignition systems, distributors, fuel pumps, camshafts, crankshafts, intake manifolds, pistons, super chargers, exhaust systems, headers, mufflers and motorcycle exhaust pipes, cylinder heads, water pumps and throttle bodies. With the October 1999 acquisitions of FlowTech, NOS and Earl's, product offerings also include nitrous oxide injection systems and performance automotive plumbing products. In the performance automotive aftermarket, we have the most widely recognized brand name and a broad distribution network, which includes specialized retailers, performance wholesale distributors, mail order retailers and original equipment manufacturers ("OEM's"). Holley has developed strong relationships with customers in each distribution channel, including leading companies such as Advance Auto Parts, AutoZone, CSK Auto, Keystone, O'Reilly, Summit Racing, Jeg's mail order, GM Service Parts, Volvo-Penta and Mercury Marine.

SEASONALITY

        Operations experience slight seasonal trends, which generally affect the overall automotive aftermarket industry. Historically, revenues are highest in the spring, during our second fiscal quarter, which marks the beginning of the racing season and when the weather is better suited for outdoor automotive repair activity. Seasonality has a more prevalent effect on the remanufacturing facility in Springfield, TN, and accordingly, the Company occasionally hires temporary employees to respond to peak demand.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 29, 2002 AND SEPTEMBER 30, 2001

Net Sales

        Net sales equals gross revenues less provisions for volume rebates, product returns, co-op advertising, and other sales allowances. Net sales for the quarter ended September 29, 2002 totaled $33.5 million compared to $38.8 million for the same period in 2001, a decrease of $5.4 million or 13.8%. Net sales in the performance segment for the third quarter of 2002 were $29.9 million compared to $34.6 million in the third quarter of 2001, a decrease of $4.8 million or 13.7% from the third quarter of 2001. Net sales in the remanufacturing segment were $3.6 million in the third quarter of 2002 compared to $4.2 million in the third quarter of 2001, a decrease of $0.6 million. Management attributes the soft third quarter demand to the continued customer inventory reduction programs in response to the general economic slow down. The decreased sales in the remanufacturing segment are the result of weak demand in the repair market and the fact that new cars have not been produced with carburetors since approximately 1992, which has led to a continuing decline in the demand for remanufactured carburetors.

Gross Profits

        Gross profits for the third quarter of 2002 totaled $2.8 million or 8.3% of net sales compared to gross profits of $10.9 million or 28.0% of net sales for the same quarter in 2001. This represents a decrease of $8.1 million, or 74.6%. In the performance segment, gross profits were $2.9 million or 9.8% of net sales compared to $10.1 million or 29.3% of net sales for the third quarter of 2001. This is a decrease of $7.2 million or 71.0% and is the result of declining sales, increased sales incentives, increased warranty costs and mid-year book-to-physical inventory adjustments. During the third quarter of 2002, management continued to reduce the product offering for slow selling models in relation to soft customer demand and the general economic slow down, and reviewed the applicable inventory levels. Management also reviewed the increased level of warranty returns. These reviews led to a requirement for an additional $4.0 million in reserves for these items. The Company has taken steps to reduce variable costs, including a reduction in direct labor and related costs by $0.5 million in the third quarter of 2002 compared to the same period in 2001. In the remanufacturing segment, gross profits were $(0.2) million or (4.9)% of net sales in the third quarter of 2002 compared to $0.7 million or 17.3% of net sales for the same period in 2001. This is a decrease of $0.9 million. The decrease in the remanufacturing segment is due to the continued decline in demand for special order repair products in the third quarter of 2002 and increased warranty and repair expenses.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses for the three months ended September 29, 2002 totaled $7.2 million or 21.4% of net sales compared to $7.5 million or 19.3% of net sales in the same period in 2001, a decrease of $0.3 million or 4.5%. The decrease is attributable to a reduction in administrative compensation in the third quarter of 2002 and reversal of incentive compensation accruals established during the first half of 2002, partially offset by an increase in purchased services.

Amortization Expense

        As of January 1, 2002, we adopted SFAS No. 142. In accordance with SFAS No. 142, we discontinued the amortization of goodwill and indefinite lived intangible assets effective January 1, 2002. Amortization expense totaled $0.5 million or 1.4% of net sales for the three months ended September 29, 2002 compared to $1.5 million or 3.8% of net sales for the same period in 2001.

Operating Income (Loss)

        Operating income (loss) for the three months ended September 29, 2002 totaled $(4.9) million or (14.6)% of net sales compared to $1.9 million or 4.8% of net sales in the same period in 2001, a decrease of $6.8 million or 360%. The decrease primarily resulted from decreased sales and gross profits, as discussed above.

Interest Expense

        Interest expense was $5.7 million or 16.9% of net sales for the three months ended September 29, 2002 compared to $5.6 million or 14.4% of net sales in the same period in 2001. The expense resulted from interest on our revolving credit facility, and the accrual of interest associated with the Senior Notes. The Credit Agreement is used to finance general business and working capital needs.

Other Expense

        Other expense was $0.7 million for the three months ended September 29, 2002 compared to $0.3 million in the same period in 2001. The 2002 amount includes $0.7 million related to the write-off of deferred financing costs in connection with the debt refinancing in July 2002.

Benefit for Income Taxes

        Benefit for income taxes for the three months ended September 29, 2002 was $(0.6) million or (1.9)% of net sales compared to $(1.4) million or (3.6)% of net sales in the same period in 2001.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 29, 2002 AND SEPTEMBER 30, 2001

Net Sales

        Net sales for the nine months ended September 29, 2002 totaled $110.6 million compared to $116.3 million for the same period in 2001, a decrease of $5.7 million or 4.9%. For the nine-month period ended September 29, 2002, net sales in the performance segment were $98.9 million compared to $102.1 million in the same period in 2001, a decrease of $3.2 million or 3.2%. Net sales in the remanufacturing segment were $11.7 million compared to $14.2 million in the same period in 2001, a decrease of $2.5 million or 17.6%. Management attributes the soft demand, which has persisted in the current period, to customer inventory reduction programs in response to the general economic slow down. The decreased sales in the remanufacturing segment continued as the result of weak demand in the repair market.

Gross Profits

        Gross profits for the nine months ended September 29, 2002 totaled $16.9 million or 15.3% of net sales compared to $34.5 million or 29.6% of net sales for the same period in 2001. This is a difference of $17.5 million or 50.9%. In the performance segment, gross profits were $16.4 million or 16.5% of net sales compared to $32.0 million or 31.3% of net sales in the same period in 2001. This is a decrease of $15.6 million or 48.9% and is the result of reduced sales, increased sales incentives, and increases in inventory and warranty reserves. During 2002, management recorded $6.2 million in inventory adjustments due to mid-year book-to-physical inventory adjustments and increased reserves for potential excess and obsolete items and $1.8 million in added warranty reserves. The Company has taken steps to reduce variable costs, including a reduction in direct labor and related costs by $1.1 million. In the remanufacturing segment, gross profits were $0.6 million or 4.9% of net sales compared to $2.5 million or 17.3% of net sales in the same period in 2001. This is a decrease of $1.9 million or 76.7% reflecting the decline in demand for special order repair products as compared to the first nine months of 2001.

Selling, General and Administrative Expenses

        Selling, general, and administrative expenses for the nine months ended September 29, 2002 totaled $22.9 million or 20.7% of net sales compared to $22.0 million or 18.9% of net sales in the same period in 2001, an increase of $0.9 million or 4.2%. The increase is mostly related to an increase in administrative compensation during the first half of 2002 and purchased services, such as audit, legal and consulting services.

Amortization Expense

        As of January 1, 2002, the Company adopted SFAS No. 142. In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill and indefinite lived intangible assets effective January 1, 2002. Amortization expense for the nine months ended September 29, 2002 totaled $1.4 million or 1.3% of net sales compared to $4.3 million or 3.7% of net sales for the same period in 2001.

Operating Income (Loss)

        Operating income (loss) for the nine months ended September 29, 2002 totaled $(7.4) million or (6.7)% of net sales compared to $8.1 million or 7.0% of net sales in the same period in 2001, a decrease of $15.5 million or 191%.

Interest Expense

        Interest expense was $16.6 million or 15.0% of net sales for the nine months ended September 29, 2002 compared to $17.0 million or 14.7% of net sales in the same period in 2001. The expense resulted from interest on the credit agreement, and the accrual of interest associated with the Senior Notes. The Credit Agreement is used to finance general business and working capital needs.

Other Expense

        Other expense was $1.1 million for the nine months ended September 29, 2002 compared to $0.4 million in the same period in 2001. The 2002 amount includes $0.7 million related to the write-off of deferred financing costs in connection with the refinancing of the credit agreement in July 2002.

Benefit for Income Taxes

        Benefit for income taxes for the nine months ended September 29, 2002 was $(1.9) million or (1.7)% of net sales compared to $(3.2) million or (2.8)% of net sales in the same period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

        Net cash provided by operating activities for the nine months ended September 29, 2002 was $0.8 million. Decreased working capital requirements contributed primarily to the increase in net cash provided by operating activities in the period. The change in working capital was primarily attributable to decreased accounts receivable of $2.6 million, decreased inventories of $8.4 million, increased accounts payable of $0.3 million and increased accrued liabilities of $5.6 million.

Investing Activities

        Net cash used in investing activities for the nine months ended September 29, 2002 was $1.3 million, resulting from capital additions.

Financing Activities

        Net cash provided by financing activities for the nine months ended September 29, 2002 was $1.4 million, comprised of proceeds of $1.5 million on long-term obligations and proceeds of $2.0 million from the issuance of a promissory note, net of financing costs of $2.1 million associated with the Foothill Capital Corporation credit agreement entered into on July 30, 2002 as described below.

        Our primary sources of liquidity are funds generated by operations and borrowings under our credit agreement with Foothill Capital Corporation and the Promissory Note.

        In December 2000, the Company entered into a credit agreement with Fleet Capital Corporation (the "Fleet Credit Arrangement") which included both a revolving credit facility and a term loan to be utilized for capital expenditures. The Fleet Credit Arrangement required that we meet certain interest coverage ratios each quarter. We were not in compliance with the interest coverage ratio covenant for the quarters ended March 31, 2002 and June 30, 2002. The Company received a waiver of the interest coverage ratio covenant from Fleet for the quarters ended March 31, 2002 and June 30, 2002. On July 30, 2002, prior to the expiration of the forbearance agreement, the Company replaced the Fleet Credit Arrangement with a $50 million facility provided by Foothill Capital Corporation (the "Credit Agreement").

        The five year Credit Agreement is comprised of four parts: 1.) a revolving component, with borrowings limited to 85% of eligible trade accounts receivable and the lesser of $16 million or 68% of eligible finished goods inventory plus 17% of eligible work-in-process inventory plus 31% of eligible raw materials inventory; 2.) Subline A with available advances totaling a maximum of $10 million secured by the Company's equipment, real property and trade names; 3.) Subline B of $10 million and 4.) Subline C with available advances totaling $5 million for the purchase of new capital equipment. Maximum borrowings under the Credit Agreement, as amended, are limited under the terms of the Company's Senior Note Indenture to $45 million. The Credit Agreement, as amended, requires that the Company maintain certain fixed charge coverage ratios beginning the twelve months ending June 30, 2003. In connection with the Credit Agreement, we wrote-off $775,000 of deferred financing costs associated with the Fleet Credit Agreement. Such amount is included in other expense in the accompanying consolidated statements of operations.

        At October 25, 2002, we had $8.3 million of unused credit availability under the Credit Agreement.

        On September 20, 1999, Holley issued $150.0 million of 12 1/4% senior notes due 2007 at a discount of 3.7% (the "Senior Notes"). The debt discount is amortized as a non-cash charge to interest expense using the effective interest method over the term of the debt. The Senior Notes are unsecured and are subordinate to our other indebtedness. The proceeds from the Senior Notes were used to repay existing indebtedness and to fund the acquisitions of FlowTech, NOS and Earl's in October 1999.

        The Senior Notes Indenture requires us to make semi-annual interest payments in March and September at 12 1/4%. On September 15, 2002, the Company delayed making its interest payment on the Senior Notes. In September 2002, the Company initially received a $2 million cash infusion from our parent company in the form of a short-term note to meet operating requirements. The Company subsequently received an additional $13 million cash infusion for a total investment of $15 million and we made the interest payment on October 15, 2002, before the grace period specified in the Senior Notes Indenture expired. Accordingly, amounts payable under the Senior Notes Indenture are classified as long-term in the accompanying consolidated balance sheet at September 29, 2002.

        With regard to the $15 million investment described above, $7.5 million was in the form of a senior unsecured convertible promissory note and $7.5 million was in the form of convertible preferred stock The investment was used to pay the interest payment on the Senior Notes due September 15, 2002 of approximately $9.2 million and provide additional liquidity to continued operational restructuring.

        On October 11, 2002, Holley formally issued a $7.5 million convertible promissory note (the "Promissory Note") to our parent company, of which $2.0 million of the proceeds had been received by September 29, 2002. The Promissory Note bears interest at a rate of 10% per annum, payable in kind, and ranks pari passu with the Senior Notes. Commencing January 1, 2004, if we have met certain performance targets based on EBITDA and credit availability we will pay principal and interest in quarterly installments of $2.5 million until the unpaid principal amount and all accrued interest are paid in full. The Promissory Note is convertible at the option of the holder into either preferred stock or common stock. The Promissory Note is subject to mandatory conversion into preferred stock upon the occurrence of insolvency proceedings.

        Contemporaneously with delaying its semi-annual interest payment, the Company entered into negotiations with its parent company with respect to a capital infusion and with the holders of the Senior Notes with respect to certain changes to the Indenture. On October 10, 2002, after receiving consent of the requisite majority of noteholders under the Indenture governing the Senior Notes, Holley amended the Indenture to permit a $45 million limit on indebtedness instead of the previous formulaic limit. Subsequently, on October 11, 2002, we amended the Credit Agreement to permit the Company to receive a cash infusion of $13 million from its Corporate parent (in addition to $2 million received in late September) and amend certain financial covenants.

        At October 25, 2002, we had borrowings of $28.8 million outstanding under the Credit Agreement and $8.3 million of unused credit availability. We are dependent on the Credit Agreement to fund our working capital needs. Our ability to operate within the financial covenants required under that facility are dependent on our ability to attain profitable operations and improve earnings. Should we not be able to operate within the borrowing limits and restrictive covenants of the Credit Agreement, we may be forced to seek additional sources of financing in order to fund our working capital needs. In such an event, we cannot be certain that we would be able to obtain necessary financing on acceptable terms.

        Holley incurred net losses in 1999, 2000, 2001 and the first three quarters of 2002. Management is presently evaluating the performance of the Company's business both in the aggregate and at the separate division levels. To date in 2002, management has implemented actions designed to reduce working capital and improve operating results, and plans further actions during the remainder of 2002. There is no assurance that management's actions will be successful. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

EBITDA

        EBITDA is presented and discussed because management believes that some investors regard EBITDA as a key measure of a leveraged company's performance and ability to meet its future debt service requirements. EBITDA is defined as net income or loss (excluding extraordinary gain or losses, gains or losses from asset dispositions and minority interest) before interest, income taxes, depreciation and amortization. EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States, and should not be considered an alternative to net income (or any other measure of performance under accounting principles generally accepted in the United States) as a measure of performance or to cash flows from operating, investing or financing activities as an indicator of cash flows or as a measure of liquidity. Certain covenants in the Credit Agreement are based on EBITDA as defined in that agreement. In the period ended September 29, 2002, EBITDA generated from operations was $(1.2) million or (1.1)% of net sales, a decrease of $19.8 million compared to the same period in 2001. This decrease in funds is due to reduced gross profits.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Holley's exposure to interest rate changes is primarily related to our variable rate debt which may be outstanding from time to time under our Credit Agreement. The borrowings under the Credit Agreement carry interest rates which are based on the London Interbank Offered Rate or base rate. Because the interest rate on the credit agreement is variable, our cash flow may be affected by increases in the LIBOR rate. As of September 29, 2002, Our outstanding balance on our Credit Agreement was $30.7 million.

        Sensitivity Analysis. To assess exposure to interest rate changes, Holley has performed a sensitivity analysis assuming that we had drawn the full balance available under the credit agreement. If the prime rate rose 100 basis points, the increase in the monthly interest payment would equal $30,000.

ITEM 4—CONTROLS AND PROCEDURES

        Within the 90 days prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and interim Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Holley (including its consolidated subsidiaries) required to be included in our periodic SEC filings.

        The Company continues to evaluate its internal controls and procedures and implement additional procedures. These additional internal controls along with the disclosure controls and procedures are designed to ensure that information required to be disclosed in our SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules, and that such information is accumulated and communicated to the management, including the Chief Executive Officer and interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We implemented a plan to strengthen our internal controls during 2002, including certain corrective actions pursuant to an ongoing plan to correct weaknesses in the internal controls that were noted in management's evaluation of the controls during the first and second quarters of 2002 and that were noted by our independent auditors as part of their audit of our December 31, 2001 financial statements. The plan has been an ongoing project throughout 2002 and includes additional controls implemented by the interim Chief Financial Officer who was appointed on September 25, 2002.

PART II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS.

        The Company is a party to various lawsuits and claims in the normal course of business. While the lawsuits and claims against Holley cannot be predicted with certainty, management believes that the ultimate resolution of the matters will not have a material effect on the financial position or results of operations of the Company.

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

        In 2000, Weiand discovered possibly significant soil contamination on the Weiand property, which has not been fully analyzed by Weiand's environmental consultants. In July 2001, Holley (through Weiand) entered into a Voluntary Cleanup Agreement with the California Department of Toxic Substances Control, pursuant to which Holley is working with the property owner, Joan Weiand, to investigate and, if necessary, remediate the contamination. We cannot estimate the potential liability arising from that contamination, if any, or the possible outcome of any state environmental regulatory requirements. Holley and Weiand are working vigorously to address regulatory issues arising from the discovered contamination.

ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K.

        (A) Exhibits—None.
        (B) Reports on Form 8-K

    (i)
    A current report on Form 8-K, dated July 30, 2002, reporting the Company's Credit Agreement with Foothill Capital Corporation.

    (ii)
    A current report on Form 8-K, dated August 14, 2002, reporting the resignation of Jeffrey G. King as CEO and President, and the appointment of James R. Wiggins as CEO and President.

    (iii)
    A current report on Form 8-K, dated August 19, 2002, reporting certification of the second quarter Form 10-Q by the CEO and CFO pursuant to the Sarbanes-Oxley Act of 2002.

    (iv)
    A current report on Form 8-K, dated October 15, 2002, describing the amendment to the Senior Notes Indenture and the Credit Agreement and the investment in the form of $7.5 million senior unsecured convertible promissory note and $7.5 million in convertible preferred stock.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLEY PERFORMANCE PRODUCTS INC.
Date: November 13, 2002	By:	/s/ James D. Wiggins James D. Wiggins President and Chief Executive Officer
Date: November 13, 2002	By:	/s/ Gary Cademartori Gary Cademartori Vice President, Chief Financial Officer & Secretary

CERTIFICATION PURSUANT TO
RULE 13A-14 OF THE SECURITIES EXCHANGE ACT OF 1934,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

        I, James D. Wiggins, Chief Executive Officer of the company, certify that:

        I have reviewed this quarterly report on Form 10-Q of Holley Performance Products Inc. (the "registrant");

        Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  (a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  (b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  (c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  (a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  (b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        The registrant's other certifying officers and I have indicated in the quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	By:	/s/ JAMES D. WIGGINS James D. Wiggins Chief Executive Officer

CERTIFICATION PURSUANT TO
RULE 13A-14 OF THE SECURITIES EXCHANGE ACT OF 1934,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Gary Cademartori, Chief Financial Officer of the company, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Holley Performance Products Inc. (the "registrant");

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in the quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: November 13, 2002	By:	/s/ GARY CADEMARTORI Gary Cademartori Chief Financial Officer

QuickLinks

HOLLEY PERFORMANCE PRODUCTS INC. Quarterly Report on Form 10-Q For the Nine Months Ended September 29, 2002
TABLE OF CONTENTS
PART I—FINANCIAL INFORMATION
ITEM 1—FINANCIAL STATEMENTS
HOLLEY PERFORMANCE PRODUCTS INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2001 AND SEPTEMBER 29, 2002 (Dollars in Thousands) (Unaudited)
HOLLEY PERFORMANCE PRODUCTS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Dollars in Thousands) (Unaudited)
HOLLEY PERFORMANCE PRODUCTS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT) (Dollars in Thousands) (Unaudited)
HOLLEY PERFORMANCE PRODUCTS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in Thousands) (Unaudited)
HOLLEY PERFORMANCE PRODUCTS INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share amounts) (Unaudited)
SIGNATURES
CERTIFICATION PURSUANT TO RULE 13A-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION PURSUANT TO RULE 13A-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002