Form 10-K
period 2002-12-31
HOLLEY PERFORMANCE PRODUCTS INC
filed 2003-04-01
CIK 1096536

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002.
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM JANUARY 1 TO DECEMBER 31, 2002.

COMMISSION FILE NUMBER: 333-89061

HOLLEY PERFORMANCE PRODUCTS INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	61-1291482
(STATE OF INCORPORATION)	I.R.S. EMPLOYER IDENTIFICATION NUMBER

1801 RUSSELLVILLE RD.
BOWLING GREEN, KENTUCKY 42101
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES INCLUDING ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 270-782-2900

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2): Yes ☐    No ☒

        Aggregate market value of voting stock held by non-affiliates of the Registrant: None. (See Part II, Item 5.) Number of shares of Common Stock outstanding as of March 31, 2003 was 1,000.

HOLLEY PERFORMANCE PRODUCTS INC
Annual Report on Form 10-K

December 31, 2002

PART I

ITEM 1—BUSINESS

GENERAL

        Founded in 1903, Holley is a leading manufacturer and marketer of specialty products for the performance automotive, marine and powersports (motorcycle, jet-ski and snowmobile) aftermarkets. Holley designs, manufactures and markets a diversified line of automotive performance racing products that include fuel, air, and internal engine management systems. Holley designs products to enhance vehicle performance through generating increased horsepower and torque. The products include both throttle body and multi-port fuel injection systems, performance and remanufactured carburetors, intake manifolds, pistons, superchargers, headers, mufflers, exhaust pipes, cylinder heads, water pumps, throttle bodies, nitrous oxide injection systems and performance automotive plumbing products. Holley has the most widely recognized brand name and a broad distribution network in the performance automotive aftermarket. The performance automobile aftermarket includes specialized retailers, performance wholesale distributors, mail order retailers and original equipment manufacturers ("OEM's"). Holley has developed strong relationships with its customers in each distribution channel, including such leading companies as Advance Auto Parts, AutoZone, CSK Auto, Keystone, Balkamp/NAPA, O'Reilly, Summit Racing, Jeg's mail order, GM Service Parts, Volvo-Penta and Mercury Marine.

        Holley is committed to providing superior products and services to its customers and believes that the comprehensive quality control and consumer support programs position Holley as the industry leader in quality and service. All products are fully tested prior to shipment to ensure maximum reliability and "out of the box race readiness." In addition Holley has a research and development effort ("R&D") focused on continual enhancement of our technology and new products. R&D resources include a 14,000 square foot laboratory staffed by 11 professional engineers, supported by highly trained technicians. In 2002, Holley has introduced 85 new products to leverage the Holley brand name and capitalize on the R&D capability. Holley's commitment to quality and reputation for superior performance is widely recognized by performance enthusiasts and racers at all levels. For example, since 1969, every race car on The National Association For Stock Car Auto Racing ("NASCAR") circuit has been and continues to be equipped exclusively with a Holley carburetor. Another testament to the quality is the many awards that Holley has won over the years, including Car Craft All-Star Drag Racing Team Pro Sponsor and Manufacturer of the Year, six-time International Hot Rod Association's ("IHRA") Sportsman Sponsor of the Year Award, Ford Q1 award and numerous other industry and racing association awards.

BUSINESS STRATEGY AND PRODUCTS

        The primary components of our business strategy are as follows:

  •
  Leverage the Holley and other Brand Names Through Selected New Product Introductions and Licensing;
  •
  Continue to Diversify Product and System Offerings;
  •
  Improve Manufacturing Efficiency; and
  •
  Leverage Distribution Channels
  •
  Holley's product line is broadly divided into two segments: (a) a full line of performance products including induction, exhaust, internal engine components, performance fittings, hoses, brake lines, and ignition components; and (b) remanufactured products, each of which is described below.

PERFORMANCE PRODUCTS

        Holley is a leading manufacturer of a diversified line of performance automotive products that are designed to enhance street, off-road, recreational and competitive vehicle performance through increased horsepower and torque. Holley holds a strong position in the performance segment due to brand loyalty among car enthusiasts and racers. The performance product line consists predominantly of induction, exhaust and internal engine components.

REMANUFACTURED PRODUCTS

        Holley manufactures and markets a line of remanufactured carburetors and fuel injection components. Remanufacturing is the process of repairing, reconditioning, recalibrating and cleaning used products. In addition to remanufactured carburetors, Holley offers a line of remanufactured fuel injectors for the fleet truck marketplace and has recently begun offering a line of remanufactured turbochargers and superchargers.

PERFORMANCE COMPONENT BRANDS

        The Holley family of performance automotive aftermarket brands includes the following:

        FLOWTECH.    The FlowTech (Biggs Manufacturing, Inc.—"FlowTech") subsidiary is a leading manufacturer of performance exhaust systems, headers, mufflers, and exhaust accessories. The combination of FlowTech with the Hooker exhaust systems and other air management products completes the comprehensive air intake and exhaust management system offerings. FlowTech also offers performance mufflers in the underhood performance market and exhaust headers for the import performance market with its Airmass(tm) line of exhaust headers. During 2000, FlowTech operations were moved from Mexico and Tempe, Arizona to a new facility in Aberdeen, Mississippi.

        HOOKER HEADERS.    The Hooker (Hooker Industries, Inc.—"Hooker") subsidiary is a leading manufacturer of performance exhaust systems, headers, mufflers and Harley-Davidson(tm) exhaust pipes under the well-known brand "Hooker Headers." The Hooker brand is the leading brand in racing exhaust headers and is the most widely recognized brand in street performance headers. The addition of the Hooker business to the other air management products establishes Holley as the only company to offer a comprehensive and integrated air intake and exhaust management system to the performance market.

        LUNATI.    The Lunati (Lunati Cams, Inc.—"Lunati") subsidiary manufactures and distributes internal engine systems and components including performance camshafts, crankshafts, pistons, rods and other automotive products to the racing market under the "Lunati" brand name. Lunati also offers products for the performance go-cart market and the junior dragster market.

        NITROUS OXIDE SYSTEMS.    The NOS (Nitrous Oxide Systems, Inc.—"NOS") subsidiary is the leading manufacturer of nitrous oxide injection systems to the performance aftermarket. Nitrous oxide injection systems significantly increase engine horsepower by increasing the amount of air/fuel mixture delivered to the cylinders. NOS also has a strong position in the import performance market as well as in the drag racing market. NOS complements Holley's ability to offer a full range of underhood systems to substantially increase horsepower and engine performance. During 2000, the Nitrous Oxide Systems, Inc. manufacturing was transferred to the Bowling Green, Kentucky manufacturing plant and the Costa Mesa, California facility was closed.

        WEIAND.    The Weiand (Weiand Automotive Industries—"Weiand") subsidiary is a leading manufacturer of performance induction systems components including intake manifolds, superchargers and water pumps. Additionally, Holley has consolidated all Weiand's manufacturing operations (other than the foundry) into the Bowling Green, Kentucky operation. The Weiand foundry was closed in July 2001. The raw material aluminum castings were outsourced under a long-term supply contract at that time.

        EARL'S PERFORMANCE PRODUCTS.    The Earl's Performance Products (Earl's Supply Company, Inc.—"Earl's") subsidiary is a provider of underhood performance fittings, brake lines and hoses. The Earl's business completes the fuel management systems product offerings and expands Holley's cooling system business.

RESEARCH AND DEVELOPMENT

        Holley is constantly developing new products to respond to consumer demand, to increase the performance characteristics of existing products, and to expand into new product lines. Holley has expanded its business operations by developing and adapting product lines in response to changing engine technology, such as the performance throttle body and multi-port fuel injection systems. In 2002, the Company focused resources on continuous improvement of core products, targeting cost reductions, process and quality improvements and application extensions of current product lines. These enhancements were aimed at improving profitability and customer satisfaction. In 1999, Holley completed the construction and installation of a 14,000 square foot engineering laboratory at the Bowling Green facility. Operated by 11 professional engineers who are supported by highly trained technicians, this facility has a full complement of engineering and testing equipment, including 7 state of the art dynamometers used for full-scale engine analysis, 18 computer modeling stations and a full range of environmental testing capabilities. Holley spent $2.3 million, $2.4 million, $2.2 million, $0.8 million, and $1.3 million from 1998 through 2002 on research and development, respectively.

DISTRIBUTION

        Holley has a broad distribution network throughout the industry and sells through retail, wholesale, mail order, and original equipment manufacturer segments. Holley's products are sold in all 50 states and Canada and to a lesser degree other export markets. The largest and fastest growing distribution channels are mail order and retail, due primarily to Summit Racing and Jeg's. In 2002, Summit Racing, the single largest customer, accounted for approximately 14.6% of net sales, and the second largest customer, Jeg's, accounted for approximately 7.5% of net sales. The retail channel includes mass merchandisers and auto parts retailers with the majority of retail sales through auto parts retailers, which include Advance Auto Parts, AutoZone and CSK Auto, among others. In 2002, Holley completed a chrome parts rollout with AutoZone; added Lunati camshafts at Advance Auto Parts; and added manifolds, air cleaners, and exhaust products to CSK Auto's product offering.

        Wholesale distribution is the industry's traditional channel and a major outlet for the performance products. Significant customers include Keystone Automotive, O'Reilly Automotive and the 3-Star, AAM and USP buying groups. Holley manufactures performance products for, and sell directly to, original equipment manufacturers, including General Motors, Ford and Daimler Chrysler and to manufacturers of marine applications, material handling and stationary power equipment. Approximately 2.8% of Holley's net sales in 2002 were direct performance product sales to original equipment manufacturers.

        While not a specific distribution channel, Holley exports products to several U.S.-based suppliers that have worldwide distribution capabilities. Export products are used for American-made automobiles throughout Europe, Australia, Asia, South America and Central America and represented approximately 2.3% of the net sales in 2002.

MARKETING

        Holley's sales force consists of 6 regional sales managers, 3 internal call center salespeople and 3 manufacturer's representative firms with 32 salespersons. Holley's sales force is responsible for sales performance, technical training, customer service and the overall growth of Holley's distribution network.

        Holley's marketing programs are focused on creating consumer demand as well as supporting the distribution network. These programs are executed over a broad range of markets including the street/strip, sport compact, powersports, off road, drag racing, oval track racing, marine and sport truck markets. Holley promotes these consumer niche markets with an extensive print and television ad campaign along with editorial coverage in the major publications. Holley's product exposure in movies and TV has increased over the past year with products being placed in movies such as "Biker Boyz", "Torque", and "Charlie's Angel's 2", as well as significant exposure on the TV show "Fastlane".

        Holley is celebrating its 100th year anniversary with many promotions throughout the year. Holley's Century Sweepstakes was announced in January and allows customers to go online and register for free products. Holley and other brands throughout the industry have donated $100,000 worth of product. Holley is also sponsoring the "Holley National Hot Rod Reunion" that will be held in Bowling Green in June, 2003.

        Drag racing along with other motorsports is an important avenue for sales as well as influencing the buying patterns of the performance enthusiast. Holley is one of the largest supporters of drag racing with major sponsorships of NHRA, IHRA, NMRA, PRO, NMCA, Fun Ford and PSCA. Holley's oval track program provides support to NASCAR, ASA, ARCA, UDTRA, NCRA, IMCA and many others. These sponsorships are all geared toward paying the racer for winning with specified Holley products. Holley's motorsport successes are also promoted in print and TV advertisements, which help communicate the high quality and performance of Holley products.

        Holley operates two display trailers attending around 65 events per year. These trailers display, promote and sell product at popular races, car shows and customer events throughout the year. These display trailers carry hard product displays as well as an inventory of parts to sell and promotional literature to hand out to attendees of these popular events.

        Holley's digital strategy allows for one-on-one communication between Holley and its end-consumer. Holley's corporate website (www.holley.com) is the industry's largest website with over 6,500 pages. This site is continuously updated and allows Holley to communicate with its customers, end consumers and employees quickly and efficiently with very little lead-time. This site averages 15,000 unique visitors per day.

        Holley operates the industry's most effective technical service department as a service to Holley's end consumer. The technical service department answers technical issues as well as application questions for all 7 of the Holley performance brands. This department handles approximately 200,000 phone calls and 100,000 e-mails per year.

RAW MATERIALS

        Holley purchases raw materials, typically in the form of components, for its products from many different suppliers. These materials include castings and forgings, gaskets, plastic, hose, steel and other materials to produce the products. Holley has one significant supplier of raw materials, a zinc foundry vendor that supplies zinc castings for the performance carburetor line. The rough casting bodies are machined, customized and assembled into finished carburetors. Holley buys castings in bulk at negotiated and fixed prices for six-month intervals. These castings accounted for approximately 8.0% of the total raw material purchases in 2002. The aluminum casting of Weiand products are outsourced due to the closure of the Weiand foundry. All tooling is owned by Holley and is transferable to other aluminum foundries should there be a need to do so. This foundry accounted for approximately 7.0% of raw material purchases in 2002. The top six suppliers accounted for approximately 24.0% of total raw material purchases in 2002.

        No suppliers other than the two foundries noted above accounted for more than 5.0% of the total raw material purchases in 2002. There are two or more sources of supply for all of the significant raw materials.

TRADEMARKS AND PATENTS

        Holley and its subsidiaries have registered, or are in the process of registering, approximately 146 trademarks on the names and logos of the various companies and their products in the U.S. and other countries. Holley and its subsidiaries have 39 patents or patents pending on various products registered in the U.S. and other countries. None of Holley's significant patents are scheduled to expire in the near-term.

SEASONALITY

        Holley experiences slight seasonal trends which are generally prevalent in the overall automotive aftermarket industry. Historically, revenues are highest in the second fiscal quarter, marking the beginning of the racing season and weather better suited for outdoor automotive repair activity. As seasonality has a greater effect on the remanufacturing facility in Springfield, Tennessee, temporary employees are occasionally required to respond to peak demand.

COMPETITION

        There is significant competition in the performance automotive products segment. Holley competes with many other companies and individuals in the manufacture and sale of performance automotive parts. Holley competes primarily on the basis of product performance, brand name, quality, service, and price. Within the performance products line, the primary competitor is Edelbrock Corporation, a public company. Holley and Edelbrock are the only two companies that currently provide products for nearly all product segments of the performance market, although there are smaller, specialized producers of performance products.

EMPLOYEES

        As of December 31, 2002, Holley had 795 U.S.-based employees including fulltime, hourly and salary employees and 193 Mexico-based employees. None of the employees are represented by labor unions. Holley provides a comprehensive benefits program to all fulltime employees. During the third and fourth fiscal quarters of 2002, Holley implemented involuntary layoffs of 91 hourly and salary employees from the headquarters and all U. S. manufacturing plants, reducing the total employment level to 988 at December 31, 2002. The So-Cal unit, a small manufacturer of custom automobiles, has 27 employees as of December 31, 2002. On February 24, 2003, Holley sold the net assets of So-Cal to a management group for its net asset value of approximately $1.2 million.

AVAILABLE INFORMATION

        Upon request, the Company will voluntarily provide electronic or paper copies of Holley's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and if applicable, any amendments thereto.

ITEM 2—PROPERTIES

        As of December 31, 2002, Holley has manufacturing facilities located in Bowling Green, Kentucky; Springfield, Tennessee; Pomona, California; Long Beach, California; Memphis, Tennessee; Aberdeen, Mississippi and Tijuana, Mexico. Holley believes that each is well maintained and suitable for its purpose. As part of the business strategy, Holley endeavors to manufacture all critical components and systems. However, to complete certain products, certain processes are outsourced to third parties. Holley believes that the current facilities are adequate to meet its needs in the existing markets for the foreseeable future.

        Holley's headquarters are located in Bowling Green, Kentucky on the same 15.4 acre site as the 220,000 square foot primary manufacturing facility. At this location, Holley manufactures and packages carburetors, intake manifolds, superchargers, rods, electric fuel pumps and fuel injection systems in several manufacturing cells. In November, 2002, Holley disposed of a 110,000 square foot distribution facility in Bowling Green, Kentucky for approximately its book value. All distribution functions were moved from this facility back to the Bowling Green manufacturing facilities.

        The remanufactured carburetor operation is located in Springfield, Tennessee. This approximately 95,000 square foot facility is also completely cellularized with seven manufacturing cells that are managed by employee self-directed teams. Holley exercised a purchase option for the Springfield, Tennessee facility in January 2001, and acquired ownership of the facility from the local industrial authority for a nominal fee.

        Holley leases Lunati's approximately 30,000 square foot manufacturing facility located in Memphis, Tennessee. Lunati manufacturers pistons, connecting rods camshafts and crankshafts at the Memphis, Tennessee facility. During 2000, Holley leased an approximately 335,000 square foot manufacturing facility in Aberdeen, Mississippi in connection with certain relocation and employment incentives offered by Monroe County, Mississippi, with a related Industrial Revenue Bond. The lease term expires in May 2025 and requires an annual rent payment of $7,500. Flowtech's manufacturing facilities were relocated to the Aberdeen facility in 2000, and Hooker's finished goods inventories were relocated to the Aberdeen facility during December 2000 and January 2001.

        Holley manufactures and distributes Earl's products in the Long Beach, California facility. The former NOS facility in Costa Mesa, California closed in the first quarter 2001 and has been subleased. Earl's is also the 51% owner of smaller retail and distribution subsidiaries with properties leased in Indianapolis, Indiana; Towcester, Northants, United Kingdom; and Australia. A small facility in Lawndale, California closed in February, 2003.

ITEM 3—LEGAL PROCEEDINGS

        In May 1999, Union Pacific Railroad Company filed an action against Weiand Automotive and others in the United States District Court for the Central District of California, alleging that certain soil and groundwater contamination discovered on Union Pacific property in Los Angeles had migrated from an adjacent Weiand Automotive facility. Holley subsequently became a defendant, as did the owner of the property on which the Weiand Automotive business had been operated. In December 2000, a global settlement of claims was reached with Weiand's insurers paying the bulk of the settlement and Holley and Weiand Automotive's attorneys fees. In addition, $550,000 was put into a Site Source Control Account to cover costs incurred by Holley and Weiand Automotive and the property owner to investigate and remediate any contamination of the Weiand property which may be required by the State of California. In July 2001, Weiand Automotive entered into a Voluntary Cleanup Agreement with the State of California Environmental Protection Agency Department of Toxic Substances Control (DTSC) to investigate and, if necessary, remediate the contamination on the Weiand property. Consultants for Holley and Weiand Automotive have submitted a workplan to DTSC, which is pending approval. Although Holley estimates that the Site Source Control Account will be sufficient to cover Holley's costs for investigation and remediation of the site, there can be no assurances that the final costs will not exceed such amount. Holley and Weiand Automotive are working vigorously to address regulatory issues arising from the discovered contamination.

        Holley has been named as defendants in a number of legal actions arising from normal business activities. Although the amount of any ultimate liability with respect to such matters cannot be precisely determined, management does not expect any such liability to have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

        Not applicable.

PART II

ITEM 5—MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Holley does not have a class of capital stock registered pursuant to the Securities Exchange Act of 1934, as amended, and there is no public trading market for its common stock. Holley is restricted from paying dividends on its common stock under its senior credit facility, and otherwise has no present intentions to declare or pay dividends.

ITEM 6—SELECTED FINANCIAL DATA

        The following table sets forth certain selected consolidated financial data for Holley and its subsidiaries, as of and for the periods presented. Certain reclassifications have been made to the 1998 to 2001 data to conform with the 2002 presentation.

	1998	1999	2000	2001	2002
	(in thousands)
INCOME STATEMENT DATA:
Net sales	$99,576	$128,098	$159,663	$143,587	$139,539
Cost of sales	69,997	87,727	114,220	110,017	119,749

Gross profit	29,579	40,371	45,443	33,570	19,790

Operating expenses
Selling, general, and administrative expenses	17,624	26,096	39,972	26,086	27,426
Amortization of intangibles	1,671	4,536	5,542	5,777	1,885
Other expenses	2,078	1,089	776	387	555

Total operating expenses	21,373	31,721	46,290	32,250	29,866

Operating income (loss)	8,206	8,650	(847)	1,320	(10,076)
Interest expense	4,705	14,516	23,934	22,450	23,088

Income (loss) before taxes and cumulative effect of accounting change	3,501	(5,866)	(24,781)	(21,130)	(33,164)
Income tax (benefit) expense	1,831	(1,185)	(8,122)	2,880	(3,068)

Income (loss) before cumulative effect of accounting change	1,670	(4,681)	(16,659)	(24,010)	(30,096)
Cumulative effect of accounting change, net	—	—	—	—	(84,591)

Net income (loss)	$1,670	$(4,681)	$(16,659)	$(24,010)	$(114,687)

OTHER FINANCIAL DATA:
Depreciation & amortization	$4,123	$10,128	$12,993	$14,904	$9,235
Capital expenditures	4,007	4,642	4,290	1,977	1,710
Total assets	178,072	262,863	264,329	236,970	124,746
Total long-term debt, including current portion	93,088	164,705	184,382	178,821	184,292

ITEM 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the notes thereto included elsewhere in this report.

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

        Holley's results of operations for fiscal 1999 through 2002 (as defined below) have been affected by the Holley Acquisition and the subsequent acquisitions of Weiand, Lunati, Hooker, FlowTech, NOS, and Earl's (the "Acquisitions"). Fiscal results of 1999 and subsequent years include the results of operations from the Acquisitions subsequent to their acquisition dates. Consequently, meaningful comparisons of results between 1998 and subsequent years are difficult.

        The results of operations for the years ended December 31, 2002, 2001 and 2000 include the acquired businesses for the full twelve-month period. During 2000, the FlowTech manufacturing operations were relocated to the Aberdeen, Mississippi exhaust manufacturing and distribution center. The relocation of the Hooker distribution center to the Aberdeen, Mississippi exhaust facility was initiated in December 2000 and was completed in January 2001. The original FlowTech facility was subleased in 2001 and the Hooker facilities in California were partially subleased during 2001. The Hooker manufacturing facility in Tijuana, Mexico continues as a leased facility.

RESULTS OF OPERATIONS

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2001

        NET SALES.    Net sales equals gross sales less provisions for volume rebates, product returns and co-op advertising allowances. In 2002, Holley changed its accounting by reclassifying cash discounts ($3.6 million and $3.4 million in 2002 and 2001, respectively) from selling expenses to a reduction in gross sales. All prior years presented have been reclassified to conform with the 2002 presentation. Net sales for the year ended December 31, 2002 totaled $139.5 million compared to $143.6 million for the same period in 2001, a decrease of $4.1 million or 2.9%. Net sales in the performance segment for 2002 were $124.4 million compared to $124.2 million in the same period in 2001, an increase of $0.2 million. The lack of any significant increase in performance products is attributable to the general economic downturn and customers' reactions to the economy by reducing their inventories accordingly. Net sales in the remanufacturing segment for 2002 were $15.2 million compared to $19.4 million in the same period in 2001, a decrease of $4.2 million or 21.7%. The decrease in net sales in the remanufacturing segment is the direct result of weak demand in the repair market due to the continuing decline in demand for remanufactured carburetors and lack of price increases.

        GROSS PROFIT.    Gross profit for the year ended December 31, 2002 totaled $19.8 million or 14.2% of net sales compared to $33.6 million or 23.4% of net sales for the same period in 2001, a decrease of $13.8 million or 41.1%. Gross profit in the performance segment for 2002 was $18.9 million or 15.2% of net sales, compared to $29.3 million or 23.6% of net sales for 2001, a decrease of $10.4 million or 35.5%. This decrease is the result of declining sales, increased sales incentives, increased manufacturing costs, $6.2 million in mid-year book-to-physical write-offs and $5.1 million of increased inventory and warranty reserves. During the last half of 2002 management significantly reduced the product offering for slow selling models in relation to soft consumer demand and the general economic slowdown, and reviewed the applicable inventory levels as well as the level of warranty returns. These reviews led to a requirement for an additional $5.1 million in reserves for these items and the Company incurred $0.2 million to close its distribution center. The Company has taken steps to reduce variable manufacturing costs, including significant reductions in direct and indirect labor and fringe costs and purchased services compared to the last half of 2001. In the remanufacturing segment, gross profit for the year ended December 31, 2002 was $0.9 million or 5.9% of net sales compared to $4.3 million or 22.2% of net sales for the same period in 2001, a decrease of $3.4 million or 79.1%. The decrease in the remanufacturing segment is due to reduced sales, the continued decline in demand for special order repair products and increased warranty and remanufacturing expenses.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSE AND MANAGEMENT FEE.    Selling, general and administrative expense and management fee for the year ended December 31, 2002 totaled $27.4 million or 19.6% of net sales compared to $26.1 million or 18.2% of net sales for the same period in 2001, an increase of $1.3 million or 5.0%. Selling expenses for 2002 were $2.1 million less than 2001. This decrease is the result of reduced catalog expenses and exhibit costs.

        Research and development expenses for 2002 were $1.3 million which was $0.5 million higher than 2001. A major portion of engineering activities in each year has been directed at improving manufacturing processes, cost reduction projects and part substitution projects. Therefore, approximately $1.0 million and $1.2 million of engineering expense was included in manufacturing overhead in 2002 and 2001, respectively.

        AMORTIZATION EXPENSE.    As of January 1, 2002, the Company adopted SFAS 142. In accordance with SFAS 142, the Company discontinued the amortization of goodwill and indefinite lived intangible assets. Amortization expense for the year ended December 31, 2002 totaled $1.9 million compared to $5.8 million in 2001. These expenses in 2002 reflect the amortization of only the intangibles with a defined life, whereas previous years reflect the additional amortization of goodwill and other indefinite lived intangible assets associated with the Holley Acquisition and the subsequent acquisitions of Weiand, Lunati, Hooker, FlowTech, NOS and Earl's.

        INCOME (LOSS) FROM OPERATIONS.    Loss from operations for the year ended December 31, 2002 totaled $(10.1) million compared to income of $1.3 million in 2001, a decrease of $(11.4) million.

        INTEREST EXPENSE.    Cash interest for the year ended December 31, 2002 was $20.6 million compared to $20.8 million for the same period in 2001, a decrease of $0.2 million, reflecting lower interest rates in 2002 as compared to 2001.

        Interest expense for the year ended December 31, 2002 was $23.1 million, of which $2.0 million related to the Company's revolving credit facility, $18.4 million to bond interest, $1.5 million to amortization of the senior debt discount and deferred financing costs, $0.2 million to other cash interest, $0.2 million to the $7.5 million senior note interest and $0.8 million to the write off of unamortized deferred financing costs in connection with the replacement of the Company's credit facility in July, 2002.

        INCOME TAX (BENEFIT) EXPENSE.    The income taxes benefit for the year ended December 31, 2002 was ($3.1) million compared with a provision of $2.9 million for the year ended December 31, 2001. The tax benefit in 2002 resulted from a tax sharing agreement that the Company entered into in 2002 with its prior owner, Coltec Industries, Inc. Pursuant to this agreement, the Company has carried back $12.4 million of net operating losses to years that it was a member of Coltec's consolidated tax group. Per the agreement, the Company expects to receive 85% of the recovery of $3.7 million during 2003, with Coltec receiving the remaining 15%.

        CUMULATIVE EFFECT OF ACCOUNTING CHANGE.    The Company adopted SFAS 142 "Goodwill and Other Intangible Assets" as of January 1, 2002, which required the Company to discontinue the amortization of its goodwill and trade names effective January 1, 2002. Additionally, the Company was required to test these assets for impairment in their value. The results of such tests indicated an impairment occurred and the values were written down by $85.3 million net of tax benefit of $2.8 million for goodwill and $3.4 million, net of tax benefit of $1.3 million as to trade names. These changes are accounted for as a cumulative effect of an accounting change as of January 1, 2002.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000

        NET SALES.    Net sales equals gross sales less provisions for volume rebates, product returns, co-op advertising allowances, and cash discounts of $3.4 million and $3.8 million in 2001 and 2000, respectively, which have been reclassified from selling expenses to conform to the 2002 presentation. Net sales for the year ended December 31, 2001 totaled $143.6 million compared to $159.7 million for the same period in 2000, a decrease of $16.1 million or 10.1%. Net sales in the performance segment for 2001 were $124.2 million compared to $135.8 million the same period in 2000, a decrease of $11.6 million or 8.5%. The decrease is attributable to the general economic downturn and customers' reactions to the economy by reducing their inventories accordingly. Net sales in the remanufacturing segment for 2001 were $19.4 million compared to $23.8 million in the same period in 2000, a decrease of $4.4 million or 18.5%. The decrease in the net sales in the remanufacturing segment is the direct result of weak demand in the repair market due to the continuing decline in demand for remanufactured carburetors and lack of price increases.

        GROSS PROFIT.    Gross profit for the year ended December 31, 2001 totaled $33.6 million or 23.4% of net sales compared to $45.4 million or 28.4% of net sales for the same period in 2000, a decrease of $11.8 million or 26.0%. Gross profit in the performance segment for 2001 was $29.3 million or 23.6% of net sales, compared to $39.9 million or 29.4% of net sales for 2000 a decrease of $10.6 million or 26.6%. In the remanufacturing segment, gross profits for the year ended December 31, 2001 were $4.3 million or 22.2% of net sales compared to $5.5 million or 23.1% of net sales for the same period in 2000, a decrease of $1.2 million or 21.8%. The decrease in the gross profit in both segments in 2001 is attributable to the economic slowdown and subsequent recession and lack of price increases, partially offset by cost reductions.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.    Selling, general and administrative expenses for the year ended December 31, 2001 totaled $26.1 million or 18.2% of sales compared to $40.0 million or 25.1% for the same period in 2000, a decrease of $13.9 million or 34.8%. The decrease is attributable to spending reductions in selling expenses of $4.7 million, primarily in advertising and promotional costs and in all areas of general and administrative expenses.

        Research and development expenses for 2001 were $1.4 million lower than 2000. A major portion of the engineering activities were directed at improving the manufacturing processes, cost reduction projects and part substitution projects. Therefore, approximately $1.2 million of engineering expenses were included in manufacturing overhead in 2001.

        OTHER EXPENSES.    Other expenses include plant relocation costs which for the year ended December 31, 2001 totaled $-0- million compared to $0.7 million in 2000.

        AMORTIZATION EXPENSE.    Amortization expense for the year ended December 31, 2001 totaled $5.8 million compared to $5.5 million for the same period in 2000. These expenses reflect the amortization of goodwill, trade names and other intangible assets associated with the Holley Acquisition and the subsequent acquisitions of Weiand, Lunati, Hooker, FlowTech, NOS, and Earl's.

        INCOME (LOSS) FROM OPERATIONS.    Income from operations for the year ended December 31, 2001 totaled $1.3 million compared to a loss of $(0.8) million for the same period in 2000, a increase of $2.1 million.

        INTEREST EXPENSE.    Cash interest for the year ended December 31, 2001 was $20.8 million compared to $21.1 million for the same period in 2000, a decrease of $0.3 million or 1.4%, reflecting lower interest rates in 2001 compared to 2000.

        Interest expense for the year 2001 was $22.5 million, of which $2.2 million related to the Company's revolving credit facility, $18.4 million to bond interest, $1.7 million to amortization of the senior debt discount and amortization of deferred financing costs, and $0.2 million to other cash interest.

        INCOME TAX (BENEFIT) EXPENSE.    The provision for income taxes for the year ended December 31, 2001 was $2.9 million compared with a benefit of ($8.1) million for the year ended December 31, 2000. The tax provision in 2001 resulted from the establishment of a $9.8 million allowance against deferred tax assets. The tax benefit in 2000 resulted from pre-tax losses adjusted for non-deductible expenses (primarily amortization of goodwill).

        RECLASSIFICATION.    The Company previously reported an extraordinary item in 2000 reflecting the write-off of $0.5 million (net of tax) of unamortized financing and transaction fees associated with the Company's prior credit facility. This facility was paid off in full in December 2000. In accordance with SFAS 145, such write-offs no longer qualify for extraordinary item treatment and the Company reclassified this item (grossed up for taxes to $0.8 million) to interest expense.

QUARTERLY RESULTS

        The following tables summarize the unaudited results of operations for each of the specified quarters of fiscal years 2002 and 2001 (in thousands).

2002

	Quarter Ended
	March 31	June 30	September 29	December 31	Full Year
Net sales	$36,674	$38,482	$32,761	$31,622	$139,539
Gross profit	9,660	2,529	2,049	5,552	19,790
Loss before cumulative effect of accounting change	(1,785)	(10,748)	(10,622)	(6,941)	(30,096)
Cumulative effect of accounting change, net of tax	(84,591)	—	—	—	(84,591)
Net loss	(86,376)	(10,748)	(10,622)	(6,941)	(114,687)

2001

	Quarter Ended
	April 1	July 1	September 30	December 31	Full Year
Net sales	$34,561	$41,393	$38,049	$29,584	$143,587
Gross profit	9,820	12,240	10,076	1,434	33,570
Loss before cumulative effect of accounting change	(2,614)	(1,020)	(2,769)	(17,607)	(24,010)
Cumulative effect of accounting change, net of tax	—	—	—	—	—
Net loss	(2,614)	(1,020)	(2,769)	(17,607)	(24,010)

LIQUIDITY AND CAPITAL RESOURCES

        EBITDA is presented and discussed because management believes that some investors regard EBITDA as a key measure of a leveraged company's performance and ability to meet its future debt service requirements. EBITDA is defined as net income or loss (excluding cumulative effects of accounting changes, gains or losses from asset dispositions and minority interest) before interest, income taxes, depreciation and amortization.

        A reconciliation from Operating income (loss) before interest, taxes and the cumulative effect of an accounting change for 2002 and 2001 is as follows:

	2001	2002
Operating income (loss)	$1,320	$(10,076)
Loss (gain) on sale of assets	461	(206)
Impairment of fixed assets	—	700
Depreciation	8,164	6,508
Amortization	5,777	1,885

EBITDA	$15,722	$(1,189)

        EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States, and should not be considered an alternative to net income (or any other measure of performance under accounting principles generally accepted in the United States) as a measure of performance or cash flows from operating, investing or financing activities, as an indicator of cash flows or as a measure of liquidity. Certain covenants in Holley's new $50 million Credit Agreement with Foothill Capital Corporation are based on EBITDA as defined in the credit facility.

        EBITDA for the year ended December 31, 2002 was $(1.2) million compared to $15.7 million in 2001. This EBITDA represented a decrease of $16.9 million from the same period in 2001. This decrease was due primarily to reduced gross profits from operations resulting from reduced sales, $6.2 million in mid-year book-to-physical write-offs, excess manufacturing costs relative to sales throughout the first three quarters, additions to inventory and warranty reserves of $5.1 million and reserves for the write down of excess machinery of $0.7 million, and, to a lessor extent restructuring expenses in connection with the reduction in salary and hourly workers beginning in September, 2002 and the closing of the Bowling Green distribution center in November 2002.

        OPERATING ACTIVITIES.    Net cash provided by (used in) operating activities for fiscal 2002, 2001 and 2000 was $(9.6) million, $1.5 million and $(7.4) million, respectively. The increase in net loss was offset by decreased working capital requirements, primarily attributable to decreased accounts receivable of $4.4 million, decreased inventories of $11.8 million, and increased accrued liabilities of $2.2 million; partially offset by an increase in other current assets of $3.1 million, principally the income tax receivable of $3.4 million resulting from loss carry back claims filed in December, 2002 and a decrease in accounts payable of $5.5 million.

        INVESTING ACTIVITIES.    Net cash used in investing activities for fiscal 2002, 2001 and 2000 was $1.2 million, $1.9 million and $5.0 million, respectively. The primary use of cash during both fiscal 2002 and 2001 was for the purchase of capital equipment and tooling as compared to 2000 where $4.3 million was for capital additions, maintenance and replacement items, and the purchase of the Tenneco exhaust manufacturing equipment at the Aberdeen Exhaust Products facility of $0.7 million.

        During 2000, the Company entered into a 25-year lease with the city of Aberdeen, Mississippi for the Aberdeen Exhaust Products facility. The facility is a 335,000 square foot manufacturing facility previously utilized by Tenneco to manufacture exhaust products. The lease rate is $7,500 per year with a termination date after May 1, 2025 pursuant to the lease agreement. Flowtech operations in Mexico and Tempe, Arizona, and the Hooker operations in Ontario, California were relocated to Aberdeen during 2000.

        In November 2002, the distribution center, which was leased under a capital lease arrangement, near Bowling Green, Kentucky in 1999, was closed and sold to the local Economic Development

Authority for approximately its book value. The distribution operations were moved to the main Bowling Green facility.

        FINANCING ACTIVITIES.    Net cash provided by (used in) financing activities for fiscal 2002, 2001, and 2000 was $11.1 million, $(6.4) million, and $18.0 million, respectively. Cash was provided in 2002 from the proceeds of the issuance of a $7.5 million senior unsecured promissory note and the proceeds from the issuance of $7.5 million of convertible preferred stock. Cash used in both 2002 and 2001 was primarily due to repayments on the revolving credit agreements and other long-term obligations of $1.0 million and $6.2 million, respectively, and in 2002, $2.9 million financing costs in connection with the new Credit Agreement with Foothill Capital Corporation and amendments to the Senior Notes Indenture. The cash provided in 2000 resulted from the increase in the revolving credit facility of $17.8 million and $1.0 million in long-term debt financing provided by certain agencies in Mississippi for the purchase of equipment and relocation expenses associated with the Aberdeen Exhaust Products facility, offset by financing costs of $0.8 million.

        Holley's primary sources of liquidity to fund its working capital needs are funds generated by operations and borrowings under the Foothill Capital Corporation Credit Agreement described below.

        Holley historically had expanded its business through the acquisition of other related and complementary businesses, and continues to seek and evaluate acquisition opportunities. The Company anticipates that continuing the acquisition strategy will require it to incur additional indebtedness. However, the current level of profitability coupled with indenture and bank Credit Agreement terms, as well as the current level of indebtedness, significantly limits or prevents the Company from incurring any additional substantial indebtedness.

        BANK CREDIT FACILITY.    In December 2000, Holley replaced its then existing senior credit facility with a $41 million facility provided by Fleet Capital Corporation (the "Fleet Credit Arrangement") which included both a revolving credit facility and a term loan to be utilized for capital expenditures. The Fleet Credit Agreement required certain interest coverage ratios each quarter. The Company was not in compliance with this covenant for the quarters ended March 31 and June 30, 2002 and received a waiver from Fleet for each quarter. On July 30, 2002, prior to the expiration of the forbearance agreement, the Company replaced the Fleet Credit Arrangement with a $50 million facility provided by Foothill Capital Corporation (the "Credit Agreement").

        The five-year Credit Agreement is comprised of four parts: 1.) a revolving component, with borrowings limited to 85% of eligible trade accounts receivable and the lesser of $16 million or 68% of eligible finished goods inventory plus 17% of eligible work-in-process inventory plus 31% of eligible raw material inventory; 2.) Subline A with available advances totaling a maximum of $10 million secured by the Company's equipment, real property and trade names; 3.) Subline B of $10 million and 4.) Subline C with available advances totaling $5 million for the purchase of new capital equipment. Maximum borrowings under the Credit Agreement were limited under the terms of the Company's Senior Notes Indenture to $45 million (See below). The Credit Agreement, as amended, requires that the Company maintain certain fixed charge coverage ratios beginning the twelve months ending June 30, 2003. In connection with the Credit Agreement, the Company wrote-off $779,000 of deferred financing costs associated with the Fleet Credit Arrangement. The amended Credit Agreement also prohibits Holley from paying management fees to Kohlberg & Co. until certain financial metrics are achieved.

        At March 28, 2003, the Company had $5.2 million of unused credit availability under the Credit Agreement.

        Senior Notes.    On September 20, 1999, the Company issued $150.0 million of 12 1/4% senior notes due 2007 at a discount of 3.7% (the "Senior Notes"). The debt discount is amortized as a non-cash charge to interest expense using the effective interest method over the term of the debt. The Senior Notes are unsecured and are subordinate to the Company's other indebtedness. The proceeds from the

Senior Notes were used to repay existing indebtedness and to fund the acquisitions of FlowTech, NOS and Earl's in October 1999.

        The Senior Notes Indenture requires the Company to make semi annual interest payments in March and September at 12 1/4%. On September 15, 2002, the Company missed its interest payment on the Senior Notes. In September 2002, the Company initially received a $2 million cash infusion from its parent company to meet operating requirements. On October 15, 2002, the parent company provided an additional $13 million cash infusion for a total investment of $15 million and the Company made the interest payment on October 15, 2002, before the grace period specified in the Senior Notes Indenture expired.

        On October 11, 2002, Holley formally issued a $7.5 million convertible promissory note (the "Promissory Note") to Holley's parent company. The Promissory Note bears interest at a rate of 10% per annum, payable in kind, and ranks pari passu with the Senior Notes. Commencing January 1, 2004, if Holley has met certain performance targets based on EBITDA and credit availability the Company will pay principal and interest in quarterly installments of $2.5 million until the unpaid principal amount and all accrued interest are paid in full. The Promissory Note is convertible at the option of the holder into either preferred stock or common stock. The Promissory Note is subject to mandatory conversion into preferred stock upon the occurrence of insolvency proceedings. After receiving consent of the requisite majority of noteholders under the Indenture governing the Senior Notes, Holley amended the Indenture to permit a $45 million limit on indebtedness instead of the previous limit. Subsequently, the Company amended the Credit Agreement to permit the Company to receive the cash infusion described above and amend certain financial covenants.

        On October 11, 2002, Holley issued 75,000 shares of convertible preferred stock to its parent company for total proceeds of $7,500. The convertible preferred stock, having a par value per share equal to $1.00, is convertible at the option of the holder into common stock at the conversion price in effect at the time of the conversion. The conversion price is initially equal to $7,499 per share of common stock. The preferred stock is automatically converted into common stock upon the consent of two thirds of the holders or upon an initial public offering of common stock. The holders of preferred stock, with respect to rights upon a liquidation event, rank prior to the common stock.

        Holley incurred net losses in 2002, 2001 and 2000. Holley's ability to operate within the cash available under its Credit Agreement and to comply with the financial covenants required under that Credit Agreement are dependent on improving EBITDA and reducing the level of working capital necessary to operate the business.

        Management believes that Holley will be in compliance with the Credit Agreement's quarterly financial ratio covenant requirements which begin on June 30, 2003 and that the Credit Agreement will be adequate to allow Holley to fund its working capital needs during 2003. However, should the Credit Agreement become unavailable, or Holley fail to meet its projected operating results, Holley may be forced to seek additional sources of financing in order to fund its working capital needs. In such an event, Holley cannot be certain that it would be able to obtain necessary financing on acceptable terms or at all. Additionally, Holley has certain contractual obligations which must be funded in the future. They are as follows:

	2003	2004	2005	2006	2007	Thereafter
	($000)
Credit Agreement repayment at maturity	$—	$—	$—	$—	$28,554	$—
Principal payments on long term debt	170	9,056	96	70	150,074	819
Operating lease payments	948	600	89	46	10	135

Total contractual cash obligations	$1,118	$9,656	$185	$116	$178,638	$954

        In connection with the Revolving Credit Agreement, the Credit Agreement requires lockbox agreements which provide for all receipts to be swept daily to reduce borrowings outstanding. These agreements, combined with the existence of a Material Adverse Effect (MAE) clause in the Credit Agreement, cause the Revolving Credit Facility to be classified as a current liability, per guidance in the FASB's Emerging Issues Task Force 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a lender to require the loan to become due if it determines there has been a material adverse effect on the operations, business, properties, assets, liabilities, condition or prospects. The classification of the Revolving Credit Agreement as a current liability at December 31, 2002 is a result only of the combination of the two afore-mentioned factors: the lockbox agreements and the MAE clause. However, the Revolving Credit Agreement does not expire or have a maturity date within one year, but rather has a final expiration date of July 30, 2007. Accordingly, the $28,554 amount due under the Credit Agreement has been included in the above table based on its stated final maturity in July 2007.

        The amount in 2004 includes $8,968 of scheduled repayments of $2,500 per quarter beginning January 1, 2004 until paid (including payment in kind interest accretion) due on the 10% Convertible Promissory Note to Kohlberg. Payment is contingent upon Holley meeting certain performance targets and credit availability. Should Holley fail to meet such targets, or credit availability is restricted, repayment of both principal and interest may be delayed indefinitely.

        Management believes that all such obligations will be settled in, or prior to, the period in which such obligations are due except possibly for the large amounts which become due in 2007, which may require part or all of such amounts to be refinanced. There is no assurance that Holley will be successful in obtaining such refinancing, if necessary.

        Management is continually evaluating the performance of Holley's business both in the aggregate and at the separate divisional levels. In the fourth quarter of 2002 and in 2003, management continues to implement actions designed to reduce working capital, maintain sales, and increase gross profit while controlling operating expenses. Although management believes such actions have achieved results and that its actions will reduce working capital, maintain sales, and improve gross profit while controlling operating expenses, there is no assurance that it will be successful. The consolidated financial statements do not include any adjustments to reflect the possible future effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

INFLATION

        General inflation over the last three years has not had a material effect on the Company's cost of doing business and is not expected to have a material effect in the foreseeable future.

FORWARD-LOOKING STATEMENTS

        This report and the information incorporated by reference in this report contains various "forward-looking statements" that involve known and unknown risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements are typically defined by words such as "believe", "expect", "anticipate", "estimate" and similar expressions and include (among others) statements concerning:

  •
  Holley's strategy;
  •
  Holley's liquidity and capital requirements;
  •
  Holley's debt levels and ability to obtain financing and service our debt;
  •
  The competitive pressures and trends in the performance automotive products industry;
  •
  The cyclical and economic condition of the industries currently served;
  •
  The prevailing levels of interest rates;

  •
  Future legal proceedings and regulatory matters;
  •
  The general economic conditions; and
  •
  Other risks identified herein and in other documents filed by the Company with the Securities and Exchange Commission.

        In light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking information in this document will in fact transpire. Readers are cautioned not to place undue reliance on these forward-looking statements. Forward-Looking statements included herein are as of the date hereof, and Holley undertakes no obligation to update or revise any forward-looking statements.

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

RECENT ACCOUNTING PRONOUNCEMENTS

        In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 was effective July 1, 2001 and SFAS No. 142 was effective January 1, 2002. Under the new rules in SFAS No. 142, goodwill and other indefinite lived intangible assets from acquisitions prior to July 1, 2001, will no longer be amortized effective January 1, 2002, and will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives.

        The Company applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of SFAS No. 142 resulted in a decrease in amortization expense of approximately $5.8 million compared to 2001. During 2002, the Company performed the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and determined their was a diminution in value of certain of the trade names of $3.4 million and the goodwill of $85.3 million and recorded these adjustments, net of applicable tax benefits, as of January 1, 2002 as a cumulative adjustment in a change in accounting principle in the financial statements. In addition, impairment tests were performed at the end of 2002 resulting in no further impairment of these assets.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of APB Opinion 30, "Reporting the Effects of Disposal of a Segment of a Business; and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS No. 144 removes goodwill from its scope and clarifies other implementation issues related to SFAS No. 121. SFAS No. 144 also provides a single framework for evaluating long-lived assets to be disposed of by sale. The provisions of this statement were adopted effective January 1, 2002. At December 31, there were certain operating assets held for sale and a reserve for $700 was charged to operating income in accordance with SFAS 144 to recognize the impairment in the value. These assets were sold in March, 2003 for the net value.

        SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections", issued in April 2002, among other things, rescinds SFAS No. 4 which required material gains and losses from extinguishment of debt to be classified as an extraordinary item, net of related income tax effect. SFAS No. 145 requires that extinguishment gains or losses be classified as ordinary gains and losses in comparative financial statements. SFAS No. 145, which applies to all entities, is effective for fiscal years beginning after May 15, 2002. The Company adopted SFAS No. 145 as of January 1, 2002. Accordingly, the write off of the unamortized deferred financing costs of $779 relating to the Credit Arrangement with Fleet Capital Corporation in July, 2002 has been included in interest expense for the year 2002.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Holley's exposure to interest rate changes is primarily related to its variable rate debt which may be outstanding from time to time under its $50.0 million Credit Agreement with Foothill Capital Corporation. The borrowings under the Credit Agreement carry interest rates which are based on the London Interbank Offered Rate (LIBOR) or base rate. Because the interest rate on the Credit Agreement is variable, the Company's cash flow may be affected by increases in either the LIBOR or prime rate. As of the end of 2002, Holley's outstanding balance on the Credit Agreement was $28.6 million.

        Sensitivity Analysis. To assess exposure to interest rate changes, Holley has performed a sensitivity analysis assuming that the Company had drawn the full balance available under the Credit Agreement. If the prime rate increased 100 basis points, the increase in the monthly interest payment would equal $30,000.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See Item 15 for an index to Holley's consolidated financial statements which are included herewith.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        As previously reported by Holley in a Form 8-K/A filed August 13, 2001, Holley appointed Ernst & Young LLP as its independent auditors and dismissed Arthur Andersen LLP. The report of Arthur Andersen LLP on the financial statements of Holley for the year ended December 31, 2000 contained no adverse opinion or disclaimer of opinion and the report was not qualified or modified as to uncertainty, audit scope or accounting principle. During the fiscal year ended December 31, 2000, and through August 6, 2001, there were no disagreements or reportable events. The decision to change firms was approved by the Audit Committee of Holley's Board of Directors. Additionally, during the fiscal years ended December 31, 2001 and 2002, and through the date of this report, there were no disagreements or reportable events concerning Ernst & Young LLP.

PART III

ITEM 10—DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth the name, age and position of each person who is an executive officer or a member of the Board of Directors (a "Director") of Holley as of March 28, 2003. Directors are elected for a one year term of office at the annual stockholder's meeting.

NAME	AGE	POSITION
James D. Wiggins	55	Chief Executive Officer, President, Chairman of the Board and Director
Russell W. Ford	41	Vice President and Chief Operating Officer
Gary M. Cademartori	61	Vice President, Chief Financial Officer and Secretary
John H. Nickoloff	50	Vice President and General Manager—Remanufacturing Business
Thomas W. Tomlinson	43	Vice President, Finance
Christopher Lacovara	38	Vice President, Treasurer, Assistant Secretary and Director
Evan D. Wildstein	32	Vice President, Assistant Secretary and Director
James A. Kohlberg	45	Director
William F. Andrews	71	Director
Samuel P. Frieder	38	Director

        JAMES D. WIGGINS.    Chief Executive Officer, President, Chairman of the Board and Directors. Mr. Wiggins has been Chairman since April 16, 2001 and a Director since 1998. Mr. Wiggins became President and CEO on July 20, 2002, replacing Jeffrey G. King who left the Company. Until 2002, Mr. Wiggins was President and CEO of The Gates Group of Companies, an industrial and automotive systems manufacturer, which includes The Gates Rubber Company, Stant Manufacturing, Schrader-Bridgeport, Int'l. and Trico Products Corporation. The Gates Group of Companies is a subsidiary of Tomkins PLC. Prior to his current appointment, Mr. Wiggins was Group President of the Stant/Schrader Group of Gates. He was President and CEO of Schrader-Bridgeport International, Inc. from 1996 through its acquisition by Tomkins PLC in 1998, and prior to that, was President and CEO of Bridge Products Inc.

        RUSSELL W. FORD.    Vice President and Chief Operating Officer. Mr. Ford joined Holley in August, 2002. Previously, Mr. Ford was Vice President Operations for Lockheed Martin Aeronautics Company from 1999-2002. Mr. Ford was Vice President and General Manager for the Industrial and Marine Engine division of Allied Signal from 1994-1999.

        GARY M. CADEMARTORI.    Vice President, Chief Financial Officer, and Secretary. Mr. Cademartori joined Holley in September, 2002. He is a partner in the firm of Tatum CFO Partners, LLP, a national partnership of chief financial officers since 1999. From 1995 to 1998 he was the Vice President and CFO of Schrader Inc. and, after the merger in 1996, Schrader-Bridgeport International, Inc.

        JOHN H. NICKOLOFF.    Vice President and General Manager—Remanufacturing Business. Mr. Nickoloff joined Holley as Vice President in 1995. Prior to joining Holley, Mr. Nickoloff was with Frigidaire (AB Electrolux) from 1975 to 1995, where he served in various financial and manufacturing positions, the most recent as Plant Manager.

        THOMAS W. TOMLINSON,    Vice President, Finance. Mr. Tomlinson joined Holley in March, 2003 and will become Chief Financial Officer in April, 2003. Prior to joining Holley, Mr. Tomlinson served as Chief Financial Officer and was Vice President, Finance of RBX Corporation. From 1987 through 1997, he was with PricewaterhouseCoopers where he served in various roles including, most recently, Senior Manager.

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

ITEM 11—EXECUTIVE COMPENSATION

        Compensation of Directors. Directors who are officers or employees of Holley receive no additional compensation for serving on the Board of Directors. Non-employee members of the Board of Directors receive reimbursement for expenses incurred in attending meetings of the directors and any committees of the Board.

        Compensation of Executive Officers. The following table shows, for the three most recent fiscal years, the compensation paid to or earned by the Chief Executive Officer and the three other most highly compensated executive officers for fiscal year 2002.

SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL POSITION	YEAR	SALARY	BONUS	OTHER(5)	LONG TERM COMPENSATION OPTIONS OR SAR AWARDS(6)
James D. Wiggins(2) Chief Executive Officer	2002	$200,819	-0-	-0-	-0-
Jeffrey G. King(1)(3) Chief Executive Officer	2002 2001 2000	$171,852 251,954 226,437	-0- 100,000 -0-	83,333 -0- -0-	-0- -0- -0-
Russell W. Ford(4) Chief Operating Officer	2002	$93,692	85,000	168,076	-0-
John H. Nickoloff(1) Vice President—Performance & Remanufacturing	2002 2001 2000	$131,408 127,337 111,335	-0- 60,000 -0-	-0- -0- -0-	-0- -0- -0-

(1)
Certain of the executives participate (or have participated) in Holley's 401(k) plan. Under the plan, until October 1, 2002 when the matching was suspended for all employees, Holley matched contributions 100% up to a maximum of 6% of the participant's total salary and bonus for that year. In 2002, Holley paid the following amounts in 401K matches: Jeffrey G. King, $6,666; and John Nickoloff $5,850. Each of the executives also participates in Holley's current group health and dental insurance plan.

(2)
Mr. Wiggins joined Holley as CEO in July, 2002.

(3)
Mr. King's employment ceased in July, 2002.

(4)
Mr. Ford joined Holley in August, 2002.

(5)
Includes severance relocation costs and allowances.

(6)
Options to buy stock of KHPP Holdings, Inc., the direct parent of Holley.

OPTION GRANTS AND EXERCISES IN LAST FISCAL YEAR

        There were no options granted or exercised in either 2001 or 2002.

EMPLOYEE ARRANGEMENTS

        The Company has entered into employment agreements with the named executive officers, James D. Wiggins and Russell W. Ford. Each was approved by the board of directors.

        Mr. Ford entered into an employment agreement with Holley in July 2002. Mr. Wiggins entered into his employment agreement with Holley in August 2002. In addition to base salary and annual incentive bonuses, the executives are entitled to participate in KHPP Holding, Inc.'s, Holley's parent company, stock-based incentive compensation program.

        The agreement with Mr. Ford provides for certain benefits if we have a change in control during his employment followed by the involuntary termination of his employment. If Mr. Ford is terminated as a result of a change of control, he will receive severance benefits, including six months' base salary and continuation of applicable employee benefits for six months. Any severance pay due to Mr. Ford will be paid in monthly installments. If Mr. Wiggins is terminated, other than for cause, Mr. Wiggins is entitled to one year's base salary payable in bimonthly installments.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth the ownership of Holley's common stock as of March 28, 2003 by the directors, executive officers, persons known by the Company to own more than 5.0% of our voting common stock and all our directors and executive officers as a group.

	Aggregate Number of Shares Beneficially Owned
Name and Address of Beneficial Owner
	Number	Percentage
KHPP Holdings, Inc.(1)	1,000	100%
Directors and executive officers as a group (9 persons)(2)	—	—

(1)
KHPP Holdings, Inc.'s business address is: c/o Kohlberg & Company, L.L.C., 111 Radio Circle, Mt. Kisco, New York, 10549. The voting common stock of KHPP Holdings, Inc. is owned beneficially and of record as follows: KHPP Acquisition Company, L.P.—97.14%; Jeffrey G. King—0.40%; Robert L. Wineland—0.21%; James R. Vance—0.34%; John Nickoloff—0.19%; and other unaffiliated investors—1.72%. James A. Kohlberg indirectly owns 100% of KHPP Acquisition Company, L.P. Mr. Nickoloff also holds the same officer position with KHPP Holdings, Inc. as he holds with Holley. Furthermore, James A. Kohlberg, Christopher Lacovara, Evan D. Wildstein and Samuel P. Frieder are affiliates of Kohlberg & Company, L.L.C., which controls KHPP Acquisition Company, L.P. See Directors and Executive Officers of the Registrant. The business address of each such person is: c/o Holley Performance Products Inc., 1801 Russellville Rd., Bowling Green, Kentucky 42101.

(2)
The directors and officers of Holley do not own common stock of Holley, but own common stock of KHPP Holdings, Inc. as indicated in footnote (1) above, which owns all of the common stock of Holley. See footnote (1) above.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Pursuant to a fee arrangement, Holley pays Kohlberg & Company, L.L.C. an annual management fee plus ancillary expenses for certain management and advisory services, which is subject to increase if Kohlberg & Company, L.L.C. invests additional capital in Holley. The management fee agreement terminates on the earlier of Kohlberg terminating the agreement by written notice to Holley, April 1, 2009 or the end of the fiscal year in which Kohlberg beneficially owns less than 25% of Holley's outstanding common stock. In 2001, Holley paid Kohlberg an aggregate of $0.8 million under this management fee agreement. In 2002, management fees of $0.9 million were charged to Holley and accrued, however, no payments were made due to an agreement with Foothill Capital Corporation which requires the Company to defer payment until certain financial ratios have been met beginning in 2003. Additionally, in March, 2002 Holley paid Kohlberg $276 representing the cost of a directors and officers and employment practices policy which Kohlberg obtained on behalf of Holley.

ITEM 14—CONTROLS AND PROCEDURES

        Within the 90 days prior to the filing date of this report, Holley carried out an evaluation, under the supervision and with the participation of the management, including the Chief Executive Officer and interim Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and interim Chief Financial Officer concluded that the disclosure controls and procedures are effective in timely alerting them to material information relating to Holley (including its consolidated subsidiaries) required to be included in the periodic SEC filings.

        The Company continues to evaluate its internal controls and procedures and implement additional procedures. These additional internal controls along with the disclosure controls and procedures are designed to ensure that information required to be disclosed in our SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules, and that such information is accumulated and communicated to the management, including the Chief Executive Officer and interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Holley implemented a plan to strengthen internal controls during 2002, including certain corrective actions pursuant to an ongoing plan to correct weaknesses in the internal controls that were noted in management's evaluation of the controls during the first three quarters of 2002 and that were noted by the independent auditors as part of their audit of the December 31, 2001 and 2002 financial statements. The plan has been an ongoing project throughout 2002 and continues in 2003 and includes additional controls implemented by the interim Chief Financial Officer who was appointed on September 25, 2002.

PART IV

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a)  Financial Statements And Schedules. See Index to Financial Statements and Financial Statement Schedule on page 30 hereof.

        (b)  Reports on Form 8-K. A current report on Form 8-K, dated October 15, 2002, describing the amendment to the Senior Notes Indenture and the Credit Agreement and the investment in the form of $7.5 million senior unsecured convertible promissory note and $7.5 million in convertible preferred stock.

        (c)  Exhibits. The exhibits listed on the Exhibit Index following the signature page hereof are filed herewith in response to this Item.

        (d)  Financial Statement Schedules. See Index to Financial Statements and Financial Statements Schedule on page 30 hereof.

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
41
Indenture for the 12 1/4% Senior Notes due 2007, dated as of September 20, 1999, between Holley Performance Products Inc., the Guarantors and State Street Bank and Trust Company, as Trustee (filed as Exhibit 4.1 to the Registration Statement on Form S-4, Commission File No. 333-89061, and incorporated herein by reference).

4.2	Form of Global note for 12 1/4% Senior Note due 2007, Series B (filed as Exhibit 4.3 to the Registration Statement on S-4, Commission File No. 333-89601, and incorporated herein by reference).
4.3
Supplemental Indenture, dated October 10, 2002, between Holley Performance Products Inc. and State Street Bank and Trust Company. (filed as Exhibit 4.1 to Form 8-K of Holley Performance Products Inc. dated October 10, 2002 and incorporated herein by reference).
4.4
Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of Holley Performance Products Inc. (filed as Exhibit 4.2 to Form 8-K of Holley Performance Products Inc. dated October 10, 2002 and incorporated herein by reference).
10.1
Loan and Security Agreement, dated December 29, 2000 (the "Loan and Security Agreement"), by and among Holley Performance Products Inc., its subsidiaries and Fleet Capital Corporation. (filed as Exhibit 10.1 to Form 10-K of Holley Performance Products Inc. for the year ended December 31, 2001, and incorporated herein by reference).
10.2
First Amendment to the Loan and Security Agreement, dated April 9, 2001, by and among Holley Performance Products Inc., its subsidiaries and Fleet Capital Corporation. (filed as Exhibit 10.2 to Form 10K of Holley Performance Products Inc. for the year ended December 31, 2001 and incorporated herein by reference).
10.3
Second Amendment to the Loan and Security Agreement, dated April 15, 2002, by and among Holley Performance Products Inc., its subsidiaries and Fleet Capital Corporation. (filed as Exhibit 10.3 to Form 10K of Holley Performance Products Inc. for the year ended December 31, 2001 and incorporated herein by reference).
10.4
Loan and Security Agreement dated as of July 30, 2002, by and among Holley Performance Products Inc., its subsidiaries, and Foothill Capital Corporation, as the arranger and administrative agent (filed as Exhibit 10.1 to the Company's Form 8-K filed on August 9, 2002, and incorporated herein by reference).
10.5
First Amendment and Waiver to Loan and Security Agreement, dated October 11, 2002, among Holley Performance Products Inc., each of its subsidiaries signatory thereto, Foothill Capital Corporation, as the arranger and administrative agent, and the other lenders Signatory thereto (filed as Exhibit 10.1 to Form 8-K of Holley Performance Products Inc. for the year ended October 15, 2002 and incorporated herein by reference).
10.6
Holley Performance Products Inc., 10% Pay-in-Kind Convertible Promissory Note in favor of KHPP Holdings, Inc. (filed as Exhibit 10.2 to Form 8-K of Holley Performance Products Inc. for the year ended October 15, 2002 and incorporated herein by reference).
10.7*	Employment Agreement with James D. Wiggins dated August 14, 12002.
10.8*	Employment Agreement with Russell W. Ford, dated July 19, 2002.
21	Subsidiaries of Holley Performance Products Inc. (filed as Exhibit 24 to Form 10K of Holley Performance Products Inc. for the year ended December 31, 2001 and incorporated herein by reference).
99.1*	Certification by James D. Wiggins, Chief Executive Officer of Holley Performance Products Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2*	Certification by Gary Cademartori, Chief Financial Officer of Holley Performance Products Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOLLEY PERFORMANCE PRODUCTS INC.
/s/ GARY M. CADEMARTORI Chief Financial Officer

Date: April 1, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ JAMES D. WIGGINS	Chief Executive Officer, President, Chairman of the Board of Directors and Director	April 1, 2003
/s/ GARY M. CADEMARTORI	Vice President, Chief Financial Officer and Secretary (principal financial officer and principal accounting officer)	April 1, 2003
/s/ CHRISTOPHER LACOVARA	Vice President, Treasurer, Assistant Secretary and Director	April 1, 2003
/s/ EVAN D. WILDSTEIN	Assistant Secretary and Director	April 1, 2003
/s/ JAMES A. KOHLBERG	Director	April 1, 2003
/s/ WILLIAM F. ANDREWS	Director	April 1, 2003
/s/ SAMUEL P. FRIEDER	Director	April 1, 2003

CERTIFICATION PURSUANT TO
RULE 13A-14 OF THE SECURITIES EXCHANGE ACT OF 1934,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, James D. Wiggins, Chief Executive Officer of the company, certify that:

1.
I have reviewed this annual report on Form 10-K of Holley Performance Products Inc. (the "registrant");

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 1, 2003	By:	/s/ JAMES D. WIGGINS James D. Wiggins Chief Executive Officer

CERTIFICATION PURSUANT TO
RULE 13A-14 OF THE SECURITIES EXCHANGE ACT OF 1934,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Gary Cademartori, Chief Financial Officer of the company, certify that:

1.
I have reviewed this annual report on Form 10-K of Holley Performance Products Inc. (the "registrant");

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 1, 2003	By:	/s/ GARY CADEMARTORI Gary Cademartori Chief Financial Officer

        All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholder
Holley Performance Products Inc.

        We have audited the accompanying consolidated balance sheets of Holley Performance Products Inc. and subsidiaries as of December 31, 2001 and 2002, and the related consolidated statements of operations, stockholder's equity (deficit) and cash flows for the years then ended. Our audits also included the financial statement schedule listed on the Index at Item 15(a) as of December 31, 2001 and 2002 and for the years then ended. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The consolidated balance sheet of Holley Performance Products Inc. as of December 31, 2000, and the related consolidated statements of operations, stockholder's equity and cash flows for the years ended December 31, 1999 and 2000, as restated, and financial statement schedule as of and for the years ended December 31, 1999 and 2000 were audited by other auditors who have ceased operations. Those auditors a) expressed an unqualified opinion, including an explanatory paragraph that disclosed the change in accounting in 2000 for certain inventories from the last-in, first-out method to the first-in, first-out method, on those financial statements in their reports dated March 9, 2001, and b) reported on such financial statement before the reclassification adjustments included in the accompanying consolidated statement of operations for the year ended December 31, 2000.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Holley Performance Products Inc. and subsidiaries as of December 31, 2001 and 2002, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein as of December 31, 2001 and 2002 and for the years then ended.

        The accompanying consolidated financial statements have been prepared assuming that Holley Performance Products Inc. will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring net losses. In addition, the Company is dependent on its Credit Agreement to fund its working capital needs, and the Credit Agreement contains certain financial covenants with which the Company must comply, and compliance cannot be assured. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

        As discussed in Note 2 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other certain intangible assets.

        /s/ Ernst & Young LLP

Nashville, Tennessee
March 13, 2003

        The below report is a copy of the report previously issued by Arthur Andersen LLP in conjunction with its audits of Holley Performance Products, Inc. as of December 31, 2000 and for the years ended December 31, 1999 and 2000. A copy of this report has been provided as required by the American Institute of Certified Public Accountant's Interpretation of Statement on Auditing Standards No. 58, "Reports on Audited Financial Statements," and guidance issued by the Securities and Exchange Commission in response to Arthur Andersen LLP ceasing operations. As such, Arthur Andersen LLP has not reissued this report or consented to its use. Accordingly, limitations may exist on a) investor's right to sue Arthur Andersen LLP under Section 11 of the Securities Act for false and misleading financial statements, if any, and the effect, if any, on the due diligence defense of directors and officers, and b) investor's legal rights to sue and recover damages from Arthur Andersen LLP for material misstatements or omissions, if any, in any registration statements and related prospectuses that include or incorporate by reference, financial statements previously audited by Arthur Andersen LLP.

        Certain financial information for the year ended December 31, 2000 was not reviewed by Arthur Andersen LLP and includes a) reclassifications to conform the Company's 2001 and 2002 financial statement presentation, and b) reclassifications to conform with new accounting pronouncements effective during 2002.

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

Arthur Andersen LLP

Nashville, Tennessee
March 9, 2001

HOLLEY PERFORMANCE PRODUCTS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2001 AND 2002

(Dollars in Thousands, except per share data)

	December 31, 2001	December 31, 2002
ASSETS
CURRENT ASSETS:
Cash	$234	$602
Accounts receivable, net of allowance for doubtful accounts of $866 and $792 at December 31, 2001 and 2002, respectively	18,397	13,954
Inventories	34,607	22,843
Deferred income taxes	5,773	3,249
Income taxes receivable	308	3,714
Other current assets	1,497	1,233

Total current assets	60,816	45,595
PROPERTY, PLANT AND EQUIPMENT, NET	26,068	18,143
INTANGIBLE ASSETS, NET:
Goodwill	101,178	16,110
Trade names	40,669	37,264
Other	8,239	7,634

Total assets	$236,970	$124,746

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of long-term debt	$31,158	$28,724
Accounts payable	14,060	8,525
Accrued liabilities	13,946	15,159

Total current liabilities	59,164	52,408
LONG-TERM DEBT, NET OF CURRENT PORTION	147,663	155,568
DEFERRED INCOME TAXES	21,936	15,841
OTHER NONCURRENT LIABILITIES	438	347

Total liabilities	229,201	224,164
STOCKHOLDER'S EQUITY (DEFICIT):
Preferred stock, $1.00 par value, 150,000 shares authorized; 0 and 75,000 shares issued and outstanding at December 31, 2001 and 2002, respectively	—	75
Common stock, $1.00 par value, 1,000 shares authorized, issued and outstanding	1	1
Paid-in capital	52,499	59,924
Accumulated deficit	(44,731)	(159,418)

Total stockholder's equity (deficit)	7,769	(99,418)

Total liabilities and stockholder's equity (deficit)	$236,970	$124,746

See accompanying notes.

HOLLEY PERFORMANCE PRODUCTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands)

	Year Ended December 31,
	2000	2001	2002
NET SALES	$159,663	$143,587	$139,539
COST OF SALES	114,220	110,017	119,749

Gross profit	45,443	33,570	19,790

SELLING EXPENSES	20,791	16,060	13,920
GENERAL AND ADMINISTRATIVE EXPENSES	18,239	9,247	12,607
MANAGEMENT FEES TO RELATED PARTY	942	779	899
AMORTIZATION OF INTANGIBLES	5,542	5,777	1,885
OTHER EXPENSES	776	387	555

TOTAL OPERATING EXPENSES	46,290	32,250	29,866

Operating income (loss)	(847)	1,320	(10,076)
INTEREST EXPENSE	23,934	22,450	23,088

LOSS BEFORE INCOME TAX (BENEFIT) EXPENSE AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(24,781)	(21,130)	(33,164)
INCOME TAX (BENEFIT) EXPENSE	(8,122)	2,880	(3,068)

LOSS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(16,659)	(24,010)	(30,096)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE FOR INTANGIBLE ASSET IMPAIRMENT, NET OF TAXES OF $4,082	—	—	(84,591)

NET LOSS	$(16,659)	$(24,010)	$(114,687)

See accompanying notes.

HOLLEY PERFORMANCE PRODUCTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)

(Dollars in Thousands)

	STOCKHOLDER'S EQUITY (DEFICIT)
	PREFERRED STOCK	COMMON STOCK	PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL
BALANCE, DECEMBER 31, 1999	$—	$1	$52,499	$(4,062)	$48,438
Net loss	—	—	—	(16,659)	(16,659)

BALANCE, DECEMBER 31, 2000	—	1	52,499	(20,721)	31,779
Net loss	—	—	—	(24,010)	(24,010)

BALANCE, DECEMBER 31, 2001	—	1	52,499	(44,731)	7,769
Issuance of preferred stock	75	—	7,425	—	7,500
Net loss	—	—	—	(114,687)	(114,687)

BALANCE, DECEMBER 31, 2002	$75	$1	$59,924	$(159,418)	$(99,418)

See accompanying notes.

HOLLEY PERFORMANCE PRODUCTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Year Ended December 31,
	2000	2001	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,659)	$(24,010)	$(114,687)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	12,993	14,904	9,235
Amortization of debt discount	685	685	685
Accretion of interest on promissory note	—	—	175
Deferred income taxes	(6,829)	2,836	511
Cumulative effect of accounting change, net of taxes	—	—	84,591
Pension plan curtailment	—	—	(1,116)
Write-off of deferred financing costs	825	—	779
(Gain) loss on sale of fixed assets	—	461	(206)
Impairment of fixed assets	—	—	700
Changes in assets and liabilities:
Accounts receivable	582	7,274	4,443
Inventories	(3,634)	152	11,764
Other current assets & income taxes receivable	4,370	520	(3,142)
Accounts payable	2,200	2,227	(5,535)
Accrued liabilities	(1,970)	(3,508)	2,238

Net cash (used in) provided by operating activities	(7,437)	1,541	(9,565)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,290)	(1,977)	(1,710)
Proceeds on disposal of fixed assets	—	75	494
Other	(670)	—	—

Net cash used in investing activities	(4,960)	(1,902)	(1,216)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term obligations	55,987	128	—
Principal payments on long-term obligations	(37,232)	(538)	(690)
Net repayments under revolving credit arrangement	—	(5,836)	(28,814)
Net borrowings under revolving credit agreement	—	—	28,554
Proceeds from issuance of promissory note	—	—	7,500
Proceeds from issuance of preferred stock	—	—	7,500
Financing costs	(750)	(126)	(2,901)

Net cash provided by (used in) financing activities	18,005	(6,372)	11,149

NET CHANGE IN CASH	5,608	(6,733)	368
BALANCE AT BEGINNING OF PERIOD	1,359	6,967	234

BALANCE AT END OF PERIOD	$6,967	$234	$602

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$21,095	$20,804	$20,645

Cash received for income taxes	$(4,354)	$(1,300)	$—

NON-CASH TRANSACTIONS:
Issuance of debt for distribution facility under capital lease	$237	$—	$—

Exchange of distribution facility and related fixed assets for forgiveness of note payable and termination of capital lease agreement	$—	$—	$1,939

See accompanying notes.

HOLLEY PERFORMANCE PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands, except per share data)

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

        Effective May 15, 1998, all outstanding shares of Holley common stock were purchased by KHPP Acquisition Corporation ("KHPP"), a wholly-owned subsidiary of KHPP Holdings Corporation ("Holdings"), for $100,000 (the "Acquisition"). At the time of the Acquisition, KHPP was merged into Holley. The consolidated balance sheets as of December 31, 2001 and 2002, and the consolidated statements of operations, stockholder's equity (deficit) and cash flows for the years ended December 31, 2000, 2001 and 2002 reflect the accounts of Holley subsequent to the change in ownership that resulted from the Acquisition. The Acquisition was accounted for using the purchase method of accounting.

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

BASIS OF PRESENTATION

        The Company incurred net losses in 2000, 2001 and 2002. Also, as described in Note 6 the Company did not comply with the interest coverage covenant on its previous revolving credit facility. However, the Company received a waiver of the non-compliance of the covenant from the previous bank. On July 30, 2002, the Company completed a refinancing of the previous credit agreement with a new credit agreement with Foothill Capital Corporation which was amended in October, 2002. The Company is dependent on this revolving Credit Agreement to fund its working capital needs. The Company's ability to operate within the cash available under its revolving Credit Agreement, as amended, and to comply with the financial covenants required under that facility are dependent on improving earnings and reducing the level of working capital necessary to operate the business.

        Management believes that the Company will be in compliance with the revolving Credit Agreement's quarterly financial ratio covenants which begin June 30, 2003, and that the revolving Credit Agreement will be adequate to allow the Company to fund its working capital needs during 2003. However, should the revolving credit facility become unavailable, or the Company fail to meet its projected operating results, the Company may be forced to seek additional sources of financing in order to fund its working capital needs. In such an event, the Company can not be certain that it would be able to obtain necessary financing on acceptable terms or at all.

        Management is continually evaluating the performance of the Company's business both in the aggregate and at the separate divisional levels. In the fourth quarter of 2002 and in 2003, management continues to implement actions designed to reduce working capital, maintain sales, and increase gross profit while controlling operating expenses. Although management believes such actions have achieved results and that its actions will reduce working capital, maintain sales, and improve gross profit while controlling operating expenses, there is no assurance that it will be successful. The consolidated financial statements do not include any adjustments to reflect the possible future effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

        The accompanying consolidated financial statements include the accounts of Holley and its wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

RECLASSIFICATIONS

        Certain reclassifications have been made to the prior year financial statements to conform to the 2002 presentation. They include, among others, the reclassification of cash discounts from selling expenses to a deduction from gross sales to arrive at reported net sales and the reclassification to write-off unamortized deferred financing costs in 2000 as an extraordinary item, to interest expense in accordance with Statement of Financial Accounting Standards (SFAS) No. 145, "Recision of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." These reclassifications had an immaterial effect on operating income and no effect on net income as previously reported.

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

  ALLOWANCE FOR DOUBTFUL ACCOUNTS

          Accounts receivable represent amounts due from customers in the ordinary course of business. The Company is subject to risk of loss from uncollectible receivables in excess of its allowances. The Company maintains allowances for doubtful accounts for estimated losses from customers' inability to make required payments. In order to estimate the appropriate level of this allowance, the Company analyzes historical bad debts, customer concentrations, current customer creditworthiness, current economic trends and changes in customer payment patterns. If the financial conditions of the Company's customers were to deteriorate and to impair their ability to make payments, additional allowances may be required in future periods. The Company's management believes that all appropriate allowances have been provided.

  INVENTORY VALUATION

          The Company's inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method, including material, labor and factory overhead. Inventory on hand may exceed future demand either because the product is obsolete, or the amount on hand is more than can be used to meet reasonable future needs. The Company identifies potentially obsolete and excess inventory by evaluating overall inventory levels. In assessing the ultimate realization of inventories, the Company is required to make judgments as to future demand requirements and compare those with the current or committed inventory levels. If future demand requirements are more favorable or less favorable than those projected by management, additional adjustments to inventory reserves may be required.

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

          The Company continually evaluates whether events and circumstances have occurred that indicate the remaining useful lives of the intangible assets may warrant revision or that the remaining balance of such assets may not be recoverable. When factors indicate that such assets should be evaluated for possible impairment, the Company uses an estimate of the related operation's discounted cash flows over the remaining lives of the assets in measuring whether the asset is recoverable. If this review indicates that the intangible asset will not be recoverable based on discounted cash flows of the related assets, the Company writes down the intangible asset to estimated fair value.

          In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002, the Company ceased to amortize goodwill and indefinite-lived intangible assets. In lieu of amortization, the Company was required to perform an initial impairment review of goodwill and indefinite-lived intangible assets (trade names) as of January 1, 2002 and December 31, 2002, and an annual impairment review thereafter. Based on future cash flow analyses, the Company wrote down these assets by $85.3 million and $3.4 million as of January 1, 2001 and 2002, respectively. No further adjustments were required at December 31, 2002.

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

INVENTORIES

        During the fourth quarter of 2000, the Company changed its method of determining the cost of inventories for two of its facilities from the last-in, first-out ("LIFO") method to the first-in, first-out ("FIFO") method. This change was made to arrive at a consistent costing methodology throughout all of the Company's facilities. Additionally, management believes the conversion will be useful to financial statement users because the FIFO method is used by substantially all of the Company's competitors. The effect of the change in accounting principle was to reduce the net loss reported for 2000 by $372.

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

INTANGIBLE ASSETS OTHER THAN GOODWILL AND TRADE NAMES

        Financing costs are amortized over the term of the related outstanding debt using the effective interest method. In connection with acquisitions, the Company has entered into various covenants not to compete with certain individuals. The estimated values allocated to such agreements are amortized on a straight-line basis over the terms of the respective agreements. A summary of these results is as follows:

	December 31, 2001			December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortized intangible assets:
Deferred financing costs	$5,555	$(1,555)	$4,000	$7,443	$(2,163)	$5,280
Non-compete covenants	8,164	(3,925)	4,239	8,164	(5,810)	2,354

	$13,719	$(5,480)	$8,239	$15,607	$(7,973)	$7,634

        Amortization of deferred financing costs and non-compete agreements totaled $769 and $1,885 in 2001 and $842 and $1,885 in 2002, respectively. In 2002, the Company wrote off deferred financing costs of $779 as discussed in Note 6.

        Amortization of these costs over the next five years are estimated to be: 2003, $2,780; 2004, $1,851; 2005, $1,139; 2006, $1,139; and 2007, $725.

STOCK-BASED COMPENSATION

        SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for employee stock-based compensation using the intrinsic value method as prescribed in Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. As of December 31, 2002, no options to purchase common stock of the Company have been granted.

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

ADVERTISING

        Advertising production costs are expensed the first time the advertising takes place. Total advertising expenses were $3,103, $1,719, and $1,897 for the years ended December 31, 2000, 2001 and 2002, respectively, and are classified as a component of selling expenses in the accompanying consolidated statements of operations.

SHIPPING AND HANDLING COSTS

        Amounts billed to customers for shipping and handling costs are classified as a component of net sales whereas amounts incurred by the Company for shipping and handling costs are classified as a component of cost of sales in the accompanying consolidated statements of operations.

RESEARCH AND DEVELOPMENT COSTS

        Research, development, pre-production and start-up costs related to both present and future products are expensed as incurred. Such costs amount to $2,170, $809, and $1,259 for the years ended December 31, 2000, 2001 and 2002 respectively, and are classified as a component of general and administrative expenses in the accompanying consolidated statements of operations.

FAIR VALUE OF FINANCIAL INSTRUMENTS

        The Company estimates the fair value of financial instruments using quoted or estimated market prices based upon the current interest rate environment and the remaining term to maturity. At December 31, 2001, there were no material differences between the book values of the Company's financial instruments and their related fair values except that the fair value of the Company's Senior notes, which had a carrying value of $146,061, was approximately $72,000. At December 31, 2002, there were no material differences between the book values of the Company's financial instruments and their related fair values except that the fair value of the Company's Senior notes, which have a carrying value of $146,746, was approximately $60,000.

COMPREHENSIVE INCOME

        SFAS No. 130, "Reporting Comprehensive Income," sets forth standards for reporting and displaying components in a full set of general purpose financial statements. Comprehensive income (loss) encompasses all changes in stockholder's equity (except those arising from transactions with owners) and includes net income or loss, net unrealized capital gains or losses on available for sale securities and foreign currency translation adjustments. Comprehensive loss for the years ended December 31, 2000, 2001, and 2002 was the same as net loss for the Company.

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

        The Company applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. A reconciliation of previously reported net loss to the pro forma amounts adjusted for the exclusion of amortization on goodwill and indefinite lived intangible assets, net of the related income tax effect follows:

	Years Ended December 31,
	2000	2001	2002
Reported net loss	$(16,659)	$(24,010)	$(114,687)
Add: Goodwill and trade names amortization, net of tax	2,267	2,432	—

Pro forma net loss	$(14,392)	$(21,578)	$(114,687)

        The Company performed the required impairment tests of goodwill and indefinite lived intangible assets (trade names) as of January 1, 2002 which resulted in the write-off of $85.3 million in goodwill and $3.4 million in trade names which was recorded effective January 1, 2002 as a cumulative effect of a change in accounting principle, net of a tax benefit of $4.1 million in accordance with SFAS 142. A similar test was performed at December 31, 2002 and no further adjustment to these assets was required.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of APB Opinion 30, "Reporting the Effects of Disposal of a Segment of a Business; and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS No. 144 removes goodwill from its scope and clarifies other implementation issues related to SFAS No. 121. SFAS No. 144 also provides a single framework for evaluating long-lived assets to be disposed of by sale. The provisions of this statement were adopted effective January 1, 2002. At December 31, 2002, there were certain assets held for sale and a reserve for $700 was charged to operating income in accordance with SFAS No. 144 to recognize the impairment value. The assets were disposed of in March 2003 for the written down value.

        SFAS No. 145, "Recision of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," issued in April 2002, among other things, rescinds SFAS No. 4 which required material gains and losses from extinguishment of debt to be classified as an extraordinary item, net of related income tax effect. SFAS No. 145 requires that extinguishment gains or losses be classified as ordinary gains and losses in comparative financial statements. SFAS No. 145, which applies to all entities, is effective for fiscal years beginning after May 15, 2002. The Company adopted SFAS No. 145 as of January 1, 2002. Accordingly, the write off of the unamortized deferred financing costs of $779 relating to the Credit Arrangement with Fleet Capital Corporation in July 2002 has been included in interest expense for the year 2002.

3. INVENTORIES

        Inventories of the Company net of excess and obsolete reserves consist of the following:

	December 31, 2001	December 31, 2002
Raw materials	$12,529	$11,224
Work-in-progress	5,938	3,979
Finished goods	16,140	7,640

	$34,607	$22,843

4. PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment of the Company consist of the following:

	December 31, 2001	December 31, 2002
Land	$360	$360
Buildings and improvements	11,884	9,924
Machinery and equipment	28,192	28,224
Computer equipment	3,852	3,981
Furniture and fixtures	2,079	2,380
Construction in process	1,798	289

	48,165	$45,158
Less: accumulated depreciation	(22,097)	(27,015)

	$26,068	$18,143

        Depreciation expense was $6,566, $8,164 and $6,508 for the years ended December 31, 2000, 2001 and 2002, respectively.

5. ACCRUED LIABILITIES

        Accrued liabilities of the Company consist of the following:

	December 31, 2001	December 31, 2002
Wages and benefits	$3,679	$2,580
Reserve for product returns	2,981	4,335
Interest	5,492	5,563
Other	1,794	2,681

	$13,946	$15,159

6. LONG-TERM DEBT AND PREFERRED STOCK

        Long-term debt as of December 31, 2001 and 2002 consisted of the following:

	December 31, 2001	December 31, 2002
Secured revolving line of credit facility due to a bank, interest due monthly at a variable rate based on LIBOR or prime at the Company's option, plus the applicable margin rate (8.25% at December 31, 2002) maturing July 30, 2007	$—	$28,554
Secured revolving line of credit facility due to a bank; interest due quarterly at a variable rate based on LIBOR or prime at the Company's option, plus the applicable margin rate (4.44% at December 31, 2001) maturing December 28, 2005 (Refinanced on July 30, 2002)	28,814	—
Senior notes, interest payable semi-annually in March and September at 12.25%; maturing September 15, 2007; net of debt discount of $3,939 and $3,254, respectively	146,061	146,746
Convertible promissory note due to an affiliate of the parent, interest at 10%, payable in kind, payable in four quarterly installments beginning January 1, 2004 under certain conditions	—	7,675
Other long-term obligations	3,946	1,317

	178,821	184,292
Less current portion	(31,158)	(28,724)

	$147,663	$155,568

        In December 2000, Holley replaced the existing senior credit facility with a $41 million facility provided by Fleet Capital Corporation (the "Fleet Credit Arrangement") which included both a revolving credit facility and a term loan to be utilized for capital expenditures. The Fleet Credit Agreement required certain interest coverage ratios each quarter. The Company was not in compliance with this covenant for the quarters ended March 31 and June 30, 2002 and received a waiver from Fleet for each quarter. On July 30, 2002, prior to the expiration of the forbearance agreement, the Company replaced the Fleet Credit Arrangement with a $50 million facility provided by Foothill Capital Corporation (the "Credit Agreement").

        The five-year Credit Agreement is comprised of four parts: 1.) a revolving component, with borrowings limited to 85% of eligible trade accounts receivable and the lesser of $16 million or 68% of eligible finished goods inventory plus 17% of eligible work-in-process inventory plus 31% of eligible raw material inventory; 2.) Subline A with available advances totaling a maximum of $10 million secured by the Company's equipment, real property and trade names; 3.) Subline B of $10 million and 4.) Subline C with available advances totaling $5 million for the purchase of new capital equipment. The Credit Agreement is secured by the assets of the Company. Maximum borrowings under the Credit Agreement are limited under the terms of the Company's Senior Notes Indenture to $45 million (See below). The Credit Agreement, as amended, requires that the Company maintain certain fixed charge coverage ratios beginning the twelve months ending June 30, 2003. In connection with the Credit Agreement, the Company wrote-off $779 of deferred financing costs associated with the Fleet Credit Arrangement. Such amount is included in interest expense in the accompanying consolidated statements of operations.

        At March 10, 2003, the Company had $12.1 million of unused credit availability under the Credit Agreement.

        Senior Notes. On September 20, 1999, the Company issued $150.0 million of 12 1/4% senior notes due 2007 at a discount of 3.7% (the "Senior Notes"). The debt discount is amortized as a non-cash charge to interest expense using the effective interest method over the term of the debt. The Senior Notes are unsecured and are subordinate to the Company's other indebtedness. The proceeds from the Senior Notes were used to repay existing indebtedness and to fund the acquisitions of FlowTech, NOS and Earl's in October 1999.

        The Senior Notes require the Company to make semi annual interest payments in March and September at 12 1/4%. On September 15, 2002, the Company missed its interest payment on the Senior Notes. In September 2002, the Company initially received a $2 million cash infusion from its parent company to meet operating requirements. On October 11, 2002, the parent company provided an additional $13 million cash infusion for a total investment of $15 million and the Company made the interest payment on October 15, 2002, before the grace period specified in the Senior Notes Indenture expired.

        On October 11, 2002, Holley formally issued a $7.5 million convertible promissory note (the "Promissory Note") to Holley's parent company. The Promissory Note bears interest at a rate of 10% per annum, payable in kind, and ranks pari passu with the Senior Notes. Commencing January 1, 2004, if Holley has met certain performance targets based on EBITDA and credit availability the Company will pay principal and interest in quarterly installments of $2.5 million until the unpaid principal amount and all accrued interest are paid in full. The Promissory Note is convertible at the option of the holder into either preferred stock or common stock. The Promissory Note is subject to mandatory conversion into preferred stock upon the occurrence of insolvency proceedings. After receiving consent of the requisite majority of noteholders under the Indenture governing the Senior Notes, Holley amended the Indenture to permit a $45 million limit on indebtedness instead of the previous limit. Subsequently, the Company amended the Credit Agreement to permit the Company to receive the cash infusion described above and amend certain financial covenants. The amended Credit Agreement also prohibits Holley from paying management fees to an affiliate of the parent until certain financial metrics are achieved.

        On October 11, 2002, Holley issued 75,000 shares of convertible preferred stock to its parent company for total proceeds of $7,500. The convertible preferred stock, having a par value per share equal to $1.00, is convertible at the option of the holder into common stock at the conversion price in effect at the time of the conversion. The conversion price is initially equal to $7,499 per share of common stock. The preferred stock is automatically converted into common stock upon the consent of two thirds of the holders or upon an initial public offering of common stock. The holders of preferred stock, with respect to rights upon a liquidation event, rank prior to the common stock.

        Future maturities of long-term debt for the years following December 31, 2002 are as follows:

2003	$28,724
2004	7,763
2005	96
2006	70
2007	150,074
Thereafter	819

Total maturities	187,546
Less debt discount	3,254

$184,292

        In connection with the Revolving Credit Agreement, the Credit Agreement requires lockbox agreements which provide for all receipts to be swept daily to reduce borrowings outstanding. These agreements, combined with the existence of a Material Adverse Effect (MAE) clause in the Credit Agreement, cause the Revolving Credit Facility to be classified as a current liability, per guidance in the FASB's Emerging Issues Task Force 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement." The MAE clause, which is a typical requirement in commercial credit agreements, allows the lender to require the loan to become due if it determines there has been a material adverse effect on the operations, business, properties, assets, liabilities, condition or prospects. The classification of the Revolving Credit Agreement as a current liability at December 31, 2002 and 2001 is a result only of the combination of the two afore-mentioned factors: the lockbox agreements and the MAE clause. However, the Revolving Credit Agreement does not expire or have a maturity date within one year, but rather has a final expiration date of July 30, 2007.

7. INCOME TAXES

        The provision (benefit) for income taxes before the cumulative effect of an accounting change consisted of the following:

	Year Ended December 31,
	2000	2001	2002
Current tax provision (benefit)
Federal	$(1,169)	$—	$(3,690)
State	(124)	44	—
Foreign	—	—	111

	(1,293)	44	(3,579)
Deferred tax provision (benefit)
Federal	(6,143)	2,537	457
State	(686)	299	54

	(6,829)	2,836	511

Total provision (benefit)	$(8,122)	$2,880	$(3,068)

        A reconciliation of the U.S. federal statutory tax rate to the effective tax rate is as follows:

	Year Ended December 31,
	2000	2001	2002
U.S. federal statutory rate	(34.0)%	(34.0)%	(34.0)%
State taxes on income, net of federal benefit	(4.0)	(3.5)	(4.0)%
Non-deductible amortization	3.7	4.1	—
Valuation allowance	—	46.9	21.0%
Other	1.5	0.1	5.0%
Tax Sharing arrangement	—	—	3.0%

Income tax provision (benefit)	(32.8)%	13.6%	(9.0)%

        Significant components of deferred tax assets and liabilities are as follows:

	December 31,
	2001	2002
Deferred tax assets—current:
Reserves on assets	$4,077	$2,123
Liabilities not yet deductible	3,289	1,837

Deferred tax assets—current	7,366	3,960
Deferred tax liabilities—current:
LIFO reserve	(1,593)	(711)

Deferred tax liabilities—current	(1,593)	(711)

Net deferred tax assets—current	$5,773	$3,249

Deferred tax assets—noncurrent:
Net operating loss carryforwards	$9,798	$16,842
Other	175	422
Amortization	—	1,882

	9,973	19,146
Valuation allowance	(9,798)	(16,842)

Deferred tax assets—noncurrent	175	2,304
Deferred tax liabilities—noncurrent:
Trade name	(15,043)	(13,748)
Covenants not to compete	(1,202)	(485)
Amortization	(650)	—
Property, plant and equipment	(5,216)	(3,912)

Deferred tax liabilities—noncurrent	(22,111)	(18,145)

Net deferred tax liabilities—noncurrent	$(21,936)	$(15,841)

Total deferred tax assets	$17,339	$23,106

Total deferred tax liabilities	$(23,704)	$(18,856)

Total valuation allowance	$(9,798)	$(16,842)

        The Company has federal and state net operating loss carryforwards of approximately $44,000 as of December 31, 2002 that will expire from 2019 through 2022. During 2001, the Company established a valuation allowance of $9,798 due to the uncertainty of the ultimate realization of net operating loss carryforwards. The valuation allowance increased by $7,044 during 2002.

        During 2002, the Company entered into a tax sharing agreement with its prior owner, Coltec Industries, Inc. Pursuant to this agreement, the Company has carried back $12,400 of net operating losses to years that it was a member of Coltec's consolidated tax group. Per the agreement, the Company expects to receive 85% of the recovery of $3,690 during 2003, with Coltec receiving the remaining 15%. The difference related to the amount paid to Coltec is reflected in the federal statutory rate reconciliation.

8. BENEFIT PLANS

HOLLEY 401(K) PLAN

        Effective May 16, 1998, Holley established 401(k) savings plans for salaried and non-salaried employees. Participation in the plans is optional. Employer contributions to the plans are discretionary. During the years ended December 31, 2000, 2001 and 2002, the Company's contribution expense related to these plans totaled $956, $945 and $848, respectively. Effective October 1, 2002, the Company amended the plan to convert the Company's contributions from a percentage of employee contributions to a profit sharing contribution. As a result, there have been no Company contributions to the plan since that date.

LUNATI 401(K) PLAN

        Lunati maintains a profit sharing and a 401(k) savings plan for its employees. Employer contributions to the plan are discretionary. For the years ended December 31, 2000, 2001 and 2002, the Company made no contributions to this plan.

DEFINED BENEFIT PENSION PLAN

        Effective May 16, 1998, the Company established a defined benefit pension plan for its employees. The Projected Unit Credit Actuarial Cost Method is used to determine the normal cost of the pension plan and estimate pension benefit obligations.

        During 2002, the Company recognized a gain of $1,116 on the curtailment of its pension plan. The plan was amended to curtail accrual of future benefits under the plan.

	2001	2002
CHANGE IN BENEFIT OBLIGATION
Benefit obligation, beginning of year	$4,290	$4,910
Service cost	981	952
Interest cost	268	331
Benefit payments	(89)	(120)
Actuarial gain	(540)	(261)
Curtailment gain	—	(1,116)

Benefit obligation, end of year	$4,910	$4,696

FAIR VALUE OF PLAN ASSETS
Fair value of plan assets, beginning of year	$1,738	$3,664
Employer contributions	1,949	1,176
Return on assets	66	(473)
Benefit payments	(89)	(120)

Fair value of plan assets, end of year	$3,664	$4,247

	2001	2002
FUNDED STATUS
Benefit obligation	$(4,910)	$(4,696)
Plan assets	3,664	4,247
Unrecognized prior service costs	158	—
Unrecognized actuarial gain	(731)	—

Net accrued benefit liability recognized	$(1,819)	$(449)

	Year Ended December 31,
	2000	2001	2002
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost	$1,126	$981	$952
Interest cost	249	268	331
Expected return on plan assets	(99)	(188)	(334)
Amortization of prior service cost	15	15	15
Gain	—	(36)	(42)

Net periodic benefit cost	$1,291	$1,040	$922

        Assumptions used in the accounting:

	2001	2002
Discount rate	7.25%	6.75%
Rates of increase in compensation levels	4.00	4.00
Expected long-term weighted average rate of return on assets	8.00	8.00

9. LEASE COMMITMENTS

        The aggregate future minimum fixed lease obligations under operating leases for the Company as of December 31, 2002, are as follows:

Operating Leases
2003	$948
2004	600
2005	89
2006	46
2007	10
Thereafter	135

Total minimum lease payments	$1,828

        Total rent expense for the Company's operating leases was approximately $2,374, $1,982 and $1,735 for the years ended December 31, 2000, 2001 and 2002, respectively.

10. MAJOR CUSTOMERS

        The Company's customers include many large and well-known automotive parts retailers and distributors. One customer, Auto Sales, Inc. (d/b/a Summit Racing), represented 13.4%, 11.6% and 14.6% of total net sales for the years ended December 31, 2000, 2001 and 2002, respectively. Approximately 1.4% and 5.4% of the Company's accounts receivable at December 31, 2001 and 2002, respectively, were from this customer. Management believes the credit risk associated with this customer is low.

11. CONTINGENCIES

        In May 1999, Union Pacific Railroad Company filed an action against Weiand Automotive and others in the United States District Court for the Central District of California, alleging that certain soil and groundwater contamination discovered on Union Pacific property in Los Angeles had migrated from an adjacent Weiand Automotive facility. Holley subsequently became a defendant, as did the owner of the property on which the Weiand Automotive business had been operated. In December

2000, a global settlement of claims was reached with Weiand's insurers paying the bulk of the settlement and Holley and Weiand Automotive's attorneys fees. In addition, $550 was put into a Site Source Control Account to cover costs incurred by Holley and Weiand Automotive and the property owner to investigate and remediate any contamination of the Weiand property which may be required by the State of California. In July 2001, Weiand Automotive entered into a Voluntary Cleanup Agreement with the State of California Environmental Protection Agency Department of Toxic Substances Control (DTSC) to investigate and, if necessary, remediate the contamination on the Weiand property. Consultants for Holley and Weiand Automotive have submitted a workplan to DTSC, which is pending approval. Although Holley estimates that the Site Source Control Account will be sufficient to cover Holley's costs for investigation and remediation of the site, there can be no assurances that the final costs will not exceed such amount. Holley and Weiand Automotive are working vigorously to address regulatory issues arising from the discovered contamination.

        Holley has been named as defendants in a number of legal actions arising from normal business activities. Although the amount of any ultimate liability with respect to such matters cannot be precisely determined, management does not expect any such liability to have a material adverse effect on the financial condition or results of operations of the Company.

12. RELATED-PARTY TRANSACTIONS

        Pursuant to a management agreement, Kohlberg and Company, LLC ("Kohlberg") provides the Company with general corporate administrative services. Kohlberg receives a management fee to recover its operating expenses based upon an allocation of time devoted to the Company. Management fee expense was approximately $942, $779 and $899 for the years ended December 31, 2000, 2001 and 2002, respectively. The Company was precluded from paying the fees in 2002 due to an agreement under the October 22, 2002 amendment of the Credit Agreement until certain financial covenants are attained, beginning June 30, 2003. Additionally, Kohlberg required an insurance policy for directors and officers and employment practices liabilities on behalf of the Company. The Company was billed and paid Kohlberg $276, the cost of the one year policy.

        Subsequent to the Acquisition, Holdings issued 3,668,480 stock options to buy common stock of Holdings to certain members of management of the Company. During 1999 and 2000, Holdings issued additional options to members of management totaling 150,000 and 575,000, respectively. The options are exercisable at prices ranging from $1.50 to $2.25 per share, which represents estimated fair value at the date of grant, and vest at the end of nine years or at an accelerated rate if certain performance measurements are met. During 2000 and in January 2001, 513,608 and 888,235 options, respectively, were forfeited prior to vesting. As of December 31, 2002, 2,991,637 options remain outstanding.

13. SEGMENT DATA

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

        The Company evaluates the performance of its reportable segments based on gross margin. Intersegment sales and transfers are not significant.

        Summarized financial information concerning the Company's operating measures for the reportable segments are shown in the following table:

	High Performance Parts	Remanufactured Parts	Total
YEAR ENDED DECEMBER 31, 2000
Net sales	$135,829	$23,834	$159,663
Gross profit	39,949	5,494	45,443
YEAR ENDED DECEMBER 31, 2001
Net sales	$124,165	$19,422	$143,587
Gross profit	29,314	4,256	33,570
YEAR ENDED DECEMBER 31, 2002
Net sales	$124,358	$15,181	$139,539
Gross profit	18,884	906	19,790

        Summary balance sheet data for inventory and property, plant and equipment for each of the Company's reportable segments as of December 31, 2001 and 2002 are shown in the following table:

	High Performance Parts	Remanufactured Parts	Total
AS OF DECEMBER 31, 2001
Inventories	$31,259	$3,348	$34,607
Property, plant and equipment	24,235	1,833	26,068
AS OF DECEMBER 31, 2002
Inventories	$19,875	$2,968	$22,843
Property, plant and equipment	16,782	1,361	18,143

14. KEY SUPPLIERS

        The Company is dependent on one supplier for zinc castings and one supplier for aluminum manifold castings used in its production process. Purchases from these suppliers account for approximately 9%, 12% and 15% of annual raw material purchases for the years ended December 31, 2000, 2001 and 2002, respectively.

15. SUBSEQUENT EVENT

        On February 24, 2003, Holley sold its interest in So-Cal Speed Shops, Inc. to a So-Cal management group for $1.2 million in cash, the approximate book value of the company at December 31, 2002. In 2002, So-Cal contributed $3.7 million in net sales and operated at an immaterial loss during the period.

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

        The information that follows presents condensed consolidating financial information as of and for the years ended December 31, 2000, 2001 and 2002 for: a) Holley Performance Products Inc. (as the Issuer), b) the Guarantors, c) elimination entries and d) the Company on a consolidated basis.

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

Consolidating Balance Sheet

December 31, 2001

	Holley Performance Products Inc. (Parent Company Only)	Subsidiary Guarantors	Eliminations	Consolidated
ASSETS:
CURRENT ASSETS:
Cash	$72	$162	$—	$234
Accounts receivable, net	17,941	456	—	18,397
Inventories	19,385	15,222	—	34,607
Deferred income taxes	3,641	2,132	—	5,773
Income taxes receivable	152	156	—	308
Intercompany receivable	4,250	—	(4,250)	—
Other current assets	1,370	127	—	1,497

Total current assets	46,811	18,255	(4,250)	60,816
PROPERTY, PLANT AND EQUIPMENT, NET	19,706	6,362	—	26,068
INVESTMENT IN SUBSIDIARIES	65,235	—	(65,235)	—
INTANGIBLE ASSETS
Goodwill	70,115	31,063	—	101,178
Trade names	21,221	19,448	—	40,669
Other	4,015	4,224	—	8,239

Total assets	$227,103	$79,352	$(69,485)	$236,970

LIABILITIES AND STOCKHOLDER'S EQUITY:
CURRENT LIABILITIES:
Current portion of long-term debt	$31,050	$108	$—	$31,158
Accounts payable	13,577	483	—	14,060
Intercompany payable	—	4,250	(4,250)	—
Accrued liabilities	12,715	1,231	—	13,946

Total current liabilities	57,342	6,072	(4,250)	59,164
LONG-TERM DEBT, NET OF CURRENT PORTION	147,401	262	—	147,663
DEFERRED INCOME TAXES	14,153	7,783	—	21,936
OTHER NONCURRENT LIABILITIES	438	—	—	438
STOCKHOLDER'S EQUITY:
Common stock	1	88,074	(88,074)	1
Paid-in capital	52,499	—	—	52,499
Accumulated deficit	(44,731)	(22,839)	22,839	(44,731)

Total stockholder's equity	7,769	65,235	(65,235)	7,769

Total liabilities and stockholder's equity	$227,103	$79,352	$(69,485)	$236,970

Consolidating Balance Sheet

December 31, 2002

	Holley Performance Products Inc. (Parent Company Only)	Subsidiary Guarantors	Eliminations	Consolidated
ASSETS:
CURRENT ASSETS:
Cash	$421	$181	$—	$602
Accounts receivable, net	12,876	1,078	—	13,954
Inventories	11,813	11,030	—	22,843
Deferred income taxes	1,835	1,414	—	3,249
Income taxes receivable	3,677	37	—	3,714
Intercompany receivable	12,936	—	(12,936)	—
Other current assets	705	528	—	1,233

Total current assets	44,263	14,268	(12,936)	45,595
PROPERTY, PLANT AND EQUIPMENT, NET	13,673	4,470		18,143
INVESTMENT IN SUBSIDIARIES	19,450	—	(19,450)	—
INTANGIBLE ASSETS
Goodwill	11,316	4,794	—	16,110
Trade names	20,402	16,862	—	37,264
Other	5,281	2,353	—	7,634

Total assets	$114,385	$42,747	$(32,386)	$124,746

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT):
CURRENT LIABILITIES:
Current portion of long-term debt	$28,679	$45	$—	$28,724
Accounts payable	7,997	528	—	8,525
Intercompany payable	—	12,936	(12,936)	—
Accrued liabilities	13,270	1,889	—	15,159

Total current liabilities	49,946	15,398	(12,936)	52,408
LONG-TERM DEBT, NET OF CURRENT PORTION	155,450	118	—	155,568
DEFERRED INCOME TAXES	8,060	7,781	—	15,841
OTHER NONCURRENT LIABILITIES	347	—	—	347
STOCKHOLDER'S EQUITY (DEFICIT):
Preferred stock	75	—	—	75
Common stock	1	88,074	(88,074)	1
Paid-in capital	59,924	—	—	59,924
Accumulated deficit	(159,418)	(68,624)	68,624	(159,418)

Total stockholder's equity (deficit)	(99,418)	19,450	(19,450)	(99,418)

Total liabilities and stockholder's equity (deficit)	$114,385	$42,747	$(32,386)	$124,746

Consolidating Statement of Operations

Year ended December 31, 2000

	Holley Performance Products Inc. (Parent Company Only)	Subsidiary Guarantors	Eliminations	Consolidated
NET SALES	$91,481	$159,663	$(91,481)	$159,663
COST OF SALES	69,037	136,664	(91,481)	114,220

Gross profit	22,444	22,999	—	45,443

SELLING EXPENSES	5,585	15,206	—	20,791
GENERAL AND ADMINISTRATIVE EXPENSES	1,189	17,050	—	18,239
MANAGEMENT FEES TO RELATED PARTY	942	—	—	942
AMORTIZATION OF INTANGIBLES	3,304	2,238	—	5,542
OTHER EXPENSES	122	654	—	776

TOTAL OPERATING EXPENSES	11,142	35,148	—	46,290

Operating income (loss)	11,302	(12,149)	—	(847)
INTEREST EXPENSE	23,853	81	—	23,934

LOSS BEFORE INCOME TAXES AND CUMULATIVE
EFFECT OF ACCOUNTING CHANGE	(12,551)	(12,230)	—	(24,781)
TAXES (BENEFIT) EXPENSE	(4,136)	(3,986)	—	(8,122)

LOSS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(8,415)	(8,244)	—	(16,659)
EQUITY IN LOSS OF SUBSIDIARIES	(8,244)	—	8,244	—
CUMULATIVE EFFECT OF ACCOUNTING CHANGE FOR INTANGIBLE ASSET IMPAIRMENT, NET OF TAXES	—	—	—	—

NET LOSS	$(16,659)	$(8,244)	$8,244	$(16,659)

Consolidating Statement of Cash Flows

Year ended December 31, 2000

	Holley Performance Products Inc. (Parent Company Only)	Subsidiary Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES	$(7,635)	$198	$—	$(7,437)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,290)	—	—	(4,290)
Other	(670)	—	—	(670)

Net cash used in investing activities	(4,960)	—	—	(4,960)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term obligations	(36,865)	(367)	—	(37,232)
Proceeds from issuance of long-term obligations	55,469	518	—	55,987
Financing costs	(750)	—	—	(750)

Net cash provided by financing activities	17,854	151		18,005

NET CHANGE IN CASH	5,259	349	—	5,608
CASH AT BEGINNING OF YEAR	1,228	131	—	1,359

CASH AT END OF YEAR	$6,487	$480	$—	$6,967

Consolidating Statement of Operations

Year ended December 31, 2001

	Holley Performance Products Inc. (Parent Company Only)	Subsidiary Guarantors	Eliminations	Consolidated
NET SALES	$78,629	$143,587	$(78,629)	$143,587
COST OF SALES	60,199	128,447	(78,629)	110,017

Gross profit	18,430	15,140	—	33,570

SELLING EXPENSES	4,417	11,643	—	16,060
GENERAL AND ADMINISTRATIVE EXPENSES	574	8,673	—	9,247
MANAGEMENT FEES TO RELATED PARTY	779	—	—	779
AMORTIZATION OF INTANGIBLES	3,525	2,252	—	5,777
OTHER EXPENSES	380	7	—	387

TOTAL OPERATING EXPENSES	9,675	22,575	—	32,250

Operating income (loss)	8,755	(7,435)	—	1,320
INTEREST EXPENSE	22,421	29	—	22,450

LOSS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(13,666)	(7,464)	—	(21,130)
TAXES (BENEFIT) EXPENSE	380	2,500	—	2,880

LOSS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(14,046)	(9,964)	—	(24,010)
EQUITY IN LOSS OF SUBSIDIARIES	(9,964)	—	9,964	—
CUMULATIVE EFFECT OF ACCOUNTING CHANGE FOR INTANGIBLE ASSET IMPAIRMENT, NET OF TAXES	—	—	—	—

NET LOSS	$(24,010)	$(9,964)	$9,964	$(24,010)

Consolidating Statement of Cash Flows

Year ended December 31, 2001

	Holley Performance Products Inc. (Parent Company Only)	Subsidiary Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES	$1,786	$(245)	$—	$1,541
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,977)	—	—	(1,977)
Proceeds on disposal of fixed assets	—	75	—	75

Net cash used in investing activities	(1,977)	75	—	(1,902)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term obligation	128	—	—	128
Principal payments on long-term obligations	(390)	(148)	—	(538)
Net payments under revolving credit arrangement	(5,836)	—	—	(5,836)
Financing costs	(126)	—	—	(126)

Net cash provided by (used in) financing activities	(6,224)	(148)	—	(6,372)

NET CHANGE IN CASH	(6,415)	(318)	—	(6,733)
CASH AT BEGINNING OF YEAR	6,487	480	—	6,967

CASH AT END OF YEAR	$72	$162	$—	$234

Consolidating Statement of Operations

Year ended December 31, 2002

	Holley Performance Products Inc. (Parent Company Only)	Subsidiary Guarantors	Eliminations	Consolidated
NET SALES	$68,742	$139,539	$(68,742)	$139,539
COST OF SALES	54,685	133,806	(68,742)	119,749

Gross profit	14,057	5,733	—	19,790

SELLING EXPENSES	418	13,502	—	13,920
GENERAL AND ADMINISTRATIVE EXPENSES	2,521	10,086	—	12,607
MANAGEMENT FEES TO RELATED PARTY	899	—	—	899
AMORTIZATION OF INTANGIBLES	1,130	755	—	1,885
OTHER EXPENSES	555	—	—	555

TOTAL OPERATING EXPENSES	5,523	24,343	—	29,866

Operating income (loss)	8,534	(18,610)	—	(10,076)
INTEREST EXPENSE	23,088	—	—	23,088

LOSS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(14,554)	(18,610)	—	(33,164)
TAXES (BENEFIT) EXPENSE	(3,068)	—	—	(3,068)

LOSS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(11,486)	(18,610)	—	(30,096)
EQUITY IN LOSS OF SUBSIDIARIES	(45,785)	—	45,785	—
CUMULATIVE EFFECT OF ACCOUNTING CHANGE FOR INTANGIBLE ASSET IMPAIRMENT, NET OF TAXES	(57,416)	(27,175)	—	(84,591)

NET LOSS	$(114,687)	$(45,785)	$45,785	$(114,687)

Consolidating Statement of Cash Flows

Year ended December 31, 2002

	Holley Performance Products Inc. (Parent Company Only)	Subsidiary Guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES	$(10,300)	$735	$—	$(9,565)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,264)	(446)	—	(1,710)
Proceeds on disposal of fixed assets	494	—		494

Net cash used in investing activities	(770)	(446)		(1,216)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term obligations	(420)	(270)	—	(690)
Net repayments under revolving credit arrangement	(28,814)	—	—	(28,814)
Net borrowings under revolving credit agreement	28,554	—	—	28,554
Proceeds from issuance of promissory note	7,500	—	—	7,500
Proceeds from issuance of preferred stock	7,500	—	—	7,500
Financing costs	(2,901)	—	—	(2,901)

Net cash provided by (used in) financing activities	11,419	(270)	—	11,149

NET CHANGE IN CASH	349	19	—	368
CASH AT BEGINNING OF YEAR	72	162	—	234

CASH AT END OF YEAR	$421	$181	$—	$602

        The below report is a copy of the report previously issued by Arthur Andersen LLP in conjunction with its audits of the schedule of valuation and qualifying accounts as of and for the years ended December 31, 1999 and 2000. A copy of this report has been provided as required by the American Institute of Certified Public Accountant's Interpretation of Statement on Auditing Standards No. 58, "Reports on Audited Financial Statements," and guidance issued by the Securities and Exchange Commission in response to Arthur Andersen LLP ceasing operations. As such, Arthur Anderson LLP has not reissued this report or consented its use. Accordingly, limitations may exist on a) investor's rights to sue Arthur Andersen LLP under Section 11 of the Securities Act for false and misleading financial statements, if any, and the effect, if any, on the due diligence defense of directors and officers, and b) investor's legal rights to sue and recover damages from Arthur Andersen LLP for material misstatements or omissions, if any, in any registration statements and related prospectuses that include or incorporate by reference, financial statements previously audited by Arthur Andersen LLP.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Holley Performance Products Inc.:

        We have audited, in accordance with auditing standards generally accepted in the United States, the accompanying consolidated balance sheet of Holley Performance Products Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and the related consolidated statements of operations, stockholder's equity and cash flows for the years ended December 31, 1999 and 2000, as restated (See Note 7) included in this Form 10-K and have issued our report thereon dated March 9, 2001.

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

                      Arthur Andersen LLP

Nashville, Tennessee
March 9, 2001

S-1

FINANCIAL STATEMENT SCHEDULE
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E
		ADDITIONS
CLASSIFICATION	BALANCE AT BEGINNING OF PERIOD	CHARGED TO COSTS AND EXPENSES	CHARGED TO OTHER ACCOUNTS (DESCRIBE)	(1) DEDUCTIONS— DESCRIBE	BALANCE AT END OF PERIOD
Allowance for doubtful accounts
For the year ended December 31, 2002	$866	$(180)	—	$106	$792
For the year ended December 31, 2001	964	424	—	(522)	866
For the year ended December 31, 2000	1,293	322	—	(651)	964
Allowance for outstanding rebate programs
For the year ended December 31, 2002	$1,404	$5,486	$—	$(4,456)	$2,434
For the year ended December 31, 2001	1,856	5,990	—	(6,442)	1,404
For the year ended December 31, 2000	1,504	5,273	—	(4,921)	1,856
Reserve for product returns(2)
For the year ended December 31, 2002	$2,981	$8,492	$—	$(7,138)	$4,335
For the year ended December 31, 2001	3,423	5,572	—	(6,014)	2,981
For the year ended December 31, 2000	4,294	—	—	(871)	3,423

(1)
(Write-offs) recoveries.

(2)
Columns C and D for 2000 are presented net.

S-2

EXHIBIT NUMBER	DESCRIPTION:
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
41
Indenture for the 12 1/4% Senior Notes due 2007, dated as of September 20, 1999, between Holley Performance Products Inc., the Guarantors and State Street Bank and Trust Company, as Trustee (filed as Exhibit 4.1 to the Registration Statement on Form S-4, Commission File No. 333-89061, and incorporated herein by reference).
4.2	Form of Global note for 12 1/4% Senior Note due 2007, Series B (filed as Exhibit 4.3 to the Registration Statement on S-4, Commission File No. 333-89601, and incorporated herein by reference).
4.5
Supplemental Indenture, dated October 10, 2002, between Holley Performance Products Inc. and State Street Bank and Trust Company. (filed as Exhibit 4.1 to Form 8-K of Holley Performance Products Inc. dated October 10, 2002 and incorporated herein by reference).
4.6
Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of Holley Performance Products Inc. (filed as Exhibit 4.2 to Form 8-K of Holley Performance Products Inc. dated October 10, 2002 and incorporated herein by reference).
10.1
Loan and Security Agreement, dated December 29, 2000 (the "Loan and Security Agreement"), by and among Holley Performance Products Inc., its subsidiaries and Fleet Capital Corporation. (filed as Exhibit 10.1 to Form 10-K of Holley Performance Products Inc. for the year ended December 31, 2001, and incorporated herein by reference).
10.2
First Amendment to the Loan and Security Agreement, dated April 9, 2001, by and among Holley Performance Products Inc., its subsidiaries and Fleet Capital Corporation. (filed as Exhibit 10.2 to Form 10K of Holley Performance Products Inc. for the year ended December 31, 2001 and incorporated herein by reference).
10.3
Second Amendment to the Loan and Security Agreement, dated April 15, 2002, by and among Holley Performance Products Inc., its subsidiaries and Fleet Capital Corporation. (filed as Exhibit 10.3 to Form 10K of Holley Performance Products Inc. for the year ended December 31, 2001 and incorporated herein by reference).
10.5
Loan and Security Agreement dated as of July 30, 2002, by and among Holley Performance Products Inc., its subsidiaries, and Foothill Capital Corporation, as the arranger and administrative agent (filed as Exhibit 10.1 to the Company's Form 8-K filed on August 9, 2002, and incorporated herein by reference).
10.7
First Amendment and Waiver to Loan and Security Agreement, dated October 11, 2002, among Holley Performance Products Inc., each of its subsidiaries signatory thereto, Foothill Capital Corporation, as the arranger and administrative agent, and the other lenders Signatory thereto (filed as Exhibit 10.1 to Form 8-K of Holley Performance Products Inc. for the year ended October 15, 2002 and incorporated herein by reference).
10.8
Holley Performance Products Inc., 10% Pay-in-Kind Convertible Promissory Note in favor of KHPP Holdings, Inc. (filed as Exhibit 10.2 to Form 8-K of Holley Performance Products Inc. for the year ended October 15, 2002 and incorporated herein by reference).
10.7*	Employment Agreement with James D. Wiggins dated August 14, 12002.
10.8*	Employment Agreement with Russell W. Ford, dated July 19, 2002.

21	Subsidiaries of Holley Performance Products Inc. (filed as Exhibit 24 to Form 10K of Holley Performance Products Inc. for the year ended December 31, 2001 and incorporated herein by reference).
99.1*	Certification by James D. Wiggins, Chief Executive Officer of Holley Performance Products Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2*	Certification by Gary Cademartori, Chief Financial Officer of Holley Performance Products Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith.

2

QuickLinks

TABLE OF CONTENTS
PART I ITEM 1—BUSINESS GENERAL
ITEM 2—PROPERTIES
ITEM 3—LEGAL PROCEEDINGS
ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS
PART II
ITEM 5—MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6—SELECTED FINANCIAL DATA
ITEM 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
PART III
ITEM 10—DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11—EXECUTIVE COMPENSATION
ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14—CONTROLS AND PROCEDURES
PART IV
ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATION PURSUANT TO RULE 13A-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION PURSUANT TO RULE 13A-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
REPORT OF INDEPENDENT AUDITORS
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
HOLLEY PERFORMANCE PRODUCTS INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2001 AND 2002 (Dollars in Thousands, except per share data)
HOLLEY PERFORMANCE PRODUCTS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Dollars in Thousands)
HOLLEY PERFORMANCE PRODUCTS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT) (Dollars in Thousands)
HOLLEY PERFORMANCE PRODUCTS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in Thousands)
HOLLEY PERFORMANCE PRODUCTS INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Thousands, except per share data)
Consolidating Balance Sheet December 31, 2001
Consolidating Balance Sheet December 31, 2002
Consolidating Statement of Operations Year ended December 31, 2000
Consolidating Statement of Cash Flows Year ended December 31, 2000
Consolidating Statement of Operations Year ended December 31, 2001
Consolidating Statement of Cash Flows Year ended December 31, 2001
Consolidating Statement of Operations Year ended December 31, 2002
Consolidating Statement of Cash Flows Year ended December 31, 2002
FINANCIAL STATEMENT SCHEDULE SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS