Form 10-Q
period 2003-03-30
HOLLEY PERFORMANCE PRODUCTS INC
filed 2003-07-02
CIK 1096536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period to

Commission File Number: 333-89061

Holley Performance Products Inc.

(Exact name of Registrant as specified in its charter)

Delaware	61-1291482
(State of incorporation)	(I.R.S. Employer Identification No.)

1801 Russellville Road, Post Office Box 10360

Bowling Green, Kentucky 42101-7360

(Address of principal executive offices)

270-782-2900

Registrant’s telephone number, including area code:

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes  ☒  No  ☐

There were 1,000 shares of Common Stock outstanding as of March 30, 2003.

PART I

ITEM 1.	Financial Statements

HOLLEY PERFORMANCE PRODUCTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	December 31, 2002*	March 30, 2003

ASSETS
Cash and cash equivalents	$602	$286
Accounts receivable, less allowance for doubtful accounts of $1,089 and $1,118, respectively	16,915	20,808
Inventories	22,843	20,445
Deferred income taxes	3,249	3,250
Income taxes receivable	3,714	670
Other current assets	1,233	942

Total current assets	48,556	46,401
Property, plant and equipment, net	18,143	16,658
Intangible assets, net	61,008	60,231

Total assets	$127,707	$123,290

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current portion of long-term debt	$28,724	$30,859
Accounts payable	8,525	10,240
Accrued liabilities	12,729	13,163
Accrued interest	5,738	1,336

Total current liabilities	55,716	55,598
Long-term debt, net of current portion	155,568	155,315
Deferred income taxes	15,841	15,841

Total liabilities	227,125	226,754

Commitments and contingencies
Stockholder’s deficit:
Preferred stock, $1.00 par value, 150,000 shares authorized, 75,000 issued and outstanding	75	75
Common stock, $1.00 par value, 1,000 shares authorized, issued and outstanding	1	1
Paid-in capital	59,924	59,924
Accumulated deficit	(159,418)	(163,464)

Stockholder’s deficit	(99,418)	(103,464)

Total liabilities and stockholder’s deficit	$127,707	$123,290

*This	condensed consolidated balance sheet has been derived from the audited consolidated balance sheet as of December 31, 2002

See notes to condensed consolidated financial statements

HOLLEY PERFORMANCE PRODUCTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(unaudited)

	3 Months Ended March 31, 2002	3 Months Ended March 30, 2003

Net sales	$37,621	$32,837
Cost of goods sold	27,014	23,767

Gross profit	10,607	9,070

Selling, general and administrative costs	6,803	6,222
Management fees	212	213
Amortization expense	472	472
Other expense	83	200

Total operating expenses	7,570	7,107

Operating income	3,037	1,963
Interest expense	5,422	5,978

Loss before income taxes	(2,385)	(4,015)
Income tax expense (benefit)	(600)	31

Net loss attributable to common stockholders	$(1,785)	$(4,046)

See notes to condensed consolidated financial statements

HOLLEY PERFORMANCE PRODUCTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	3 Months Ended March 31, 2002	3 Months Ended March 30, 2003

OPERATING ACTIVITIES
Net loss	$(1,785)	$(4,046)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	1,682	1,346
Amortization of intangibles	472	472
Amortization of deferred financing costs included in interest expense	249	306
Amortization of debt discount	172	171
Loss on disposal of business	—	225
Gain on disposal of fixed assets	—	(25)
Deferred income taxes	(600)	—
Change in operating assets and liabilities:
Accounts receivable	672	(4,366)
Inventories	(455)	1,624
Other assets	576	3,329
Accounts payable	(245)	1,900
Accrued liabilities	(5,025)	(4,764)
Other liabilities	(116)	152

Net cash from operating activities	(4,403)	(3,676)

INVESTING ACTIVITIES
Capital expenditures	(350)	(261)
Proceeds from the disposal of business	—	1,185
Proceeds from the disposal of fixed assets	—	160

Net cash from investing activities	(350)	1,084

FINANCING ACTIVITIES
Net proceeds from revolving credit line	4,481	2,789
Financing costs	(12)	—
Principal payments on long-term debt	(87)	(513)

Net cash from financing activities	4,742	2,276

Net change in cash and cash equivalents	(11)	(316)
Cash and cash equivalents:
Beginning of period	234	602

End of period	$223	$286

Supplemental disclosures of cash flow information:
Cash paid for interest	$9,627	$9,903

Cash received for income taxes	$103	$3,051

See notes to condensed consolidated financial statements

HOLLEY PERFORMANCE PRODUCTS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except as otherwise noted)

(unaudited)

1. Significant Accounting Policies

Basis of Presentation

Holley Performance Products Inc. (the “Company” or “Holley”), a Delaware corporation based in Bowling Green, Kentucky, is a leading manufacturer of a diversified line of performance automotive products, including carburetors, fuel pumps, fuel injection systems, ignition systems, remanufactured carburetors, camshafts, crankshafts, pistons, superchargers, exhaust headers, mufflers, engine plumbing products, and nitrous oxide systems. The products are designed to enhance street, off-road, recreational and competitive vehicle performance through increased horsepower, torque and driveability. In addition to its automotive performance line, Holley manufactures performance products for the powersport, marine and motorcycle markets.

The Company is highly leveraged. As of March 30, 2003, indebtedness was $186.2 million and stockholder’s deficit was $103.5 million. Further, the Company has experienced recurring net losses. Management is implementing actions designed to reduce working capital and improve operating results. If the improvements associated with these actions do not materialize in a timely manner, the Company may be required to take additional measures to ensure the availability of sufficient cash to sustain operations. Such measures may include, among other things, reducing or delaying capital expenditures, selling assets, restructuring or refinancing indebtedness, or seeking additional equity capital. There is no assurance that any of these measures can be effected on satisfactory terms, if at all.

The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all material reclassifications and adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown have been included. Operating results for interim periods are not necessarily indicative of the results for the full year. The unaudited condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Accounting Period

The Company’s first three quarters of the year are based on two four week months and one five week month Each of these quarters end on the Sunday of the fifth week in the third month. The fourth quarter and the fiscal year always end on December 31.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143

establishes accounting standards for recognition and measurement of an asset retirement obligation and an associated asset retirement cost. This statement applies to all entities that have legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the assets and is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material impact on the consolidated financial position, results of operations or cash flows of the Company.

In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. It nullifies EITF Issue No. 94-3. “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit on Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between SFAS No. 146 and Issue 94-3 relates to the recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB’s conceptual framework. In contrast, under Issue 94-3, a company recognized a liability for an exit cost when it committed to an exit plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have any impact on the consolidated financial position, results of operations or cash flows of the Company.

In December 2002, the FASB issued SFAS No. 148 Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123 Accounting for Stock-Based Compensation, to provide alternative methods of transition of voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financials statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results. The adoption of the disclosure provisions of SFAS No. 148 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows of the Company.

In November 2002, the FASB issued Interpretation (FIN) No. 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of others, which provides guidance on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year end. The adoption of FIN No. 45 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows of the Company.

In January 2003, the FASB issued Interpretation No. 46 Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation did not have any impact on the Company’s consolidated financial position, results of operations or cash flows of the Company.

Reclassifications

Certain 2002 amounts have been reclassified to conform with their 2003 presentation.

2. Inventories

Inventories are comprised of the following:

	December 31, 2002	March 30, 2003
Raw materials	$11,224	$7,962
Work-in-process	3,979	3,853
Finished goods	7,640	8,630

	$22,843	$20,445

3. Segment Information

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

Summarized financial information concerning the Company’s operating measures for the reportable segments are shown in the following table:

	Three Months Ended March 31, 2002	Three Months Ended March 30, 2003
Performance Parts:
Net sales	$32,681	$29,082
Gross profits	9,127	8,584
Remanufactured Parts:
Net sales	$4,940	$3,755
Gross profits	1,480	486
Total:
Net sales	$37,621	$32,837
Gross profits	10,607	9,070

Summary balance sheet data for inventories and property, plant and equipment, net for each of the Company’s reportable segments as of December 31, 2002 and March 30, 2003 are shown in the following table:

	December 31, 2002	March 30, 2003
Performance Parts:
Inventories	$19,875	$17,619
Property, plant and equipment	16,782	15,415
Remanufactured Parts:
Inventories	$2,968	$2,826
Property, plant and equipment	1,361	1,243
Total:
Inventories	$22,843	$20,445
Property, plant and equipment	18,143	16,658

4. Intangible Assets

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

	December 31, 2002			March 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortized intangible Assets:
Deferred financing costs	$7,443	$(2,163)	$5,280	$7,443	$(2,469)	$4,974
Non-compete covenants	8,164	(5,810)	2,354	8,164	(6,281)	1,883

	$15,607	$(7,973)	$7,634	$15,607	$(8,750)	$6,857

Amortization of deferred financing costs and non-compete agreements totaled $209 and $471 for the three months ended March 31, 2002 and $306 and $471 for the three months ended March 30, 2003, respectively. Amortization of these costs over the next five years are estimated to be: 2003, $2,780; 2004, $1,851; 2005, $1,139; 2006, $1,139; and 2007, $725.

In addition, included in the line item intangible assets, net were intangible assets not subject to amortization. Goodwill and tradenames had net carrying values of $16,110 and $37,264, respectively as of December 31, 2002 and March 30, 2003.

5. Related Party Transactions

Pursuant to a management agreement, Kohlberg and Company, LLC (“Kohlberg”) provides the Company with general corporate administrative services. Kohlberg receives a management fee to recover its operating expenses based upon an allocation of time devoted to the Company. Management fee expense was approximately $213 for the three months ended March 31, 2002 and the three months ended March 30, 2003.

6. Financial Information for Guarantors of the Company’s Debt

The Senior Notes are guaranteed by substantially all existing and future directly or indirectly wholly owned domestic restricted subsidiaries of the Company (“the Guarantors”). The Guarantors irrevocably and unconditionally, fully, jointly and severally guarantee the performance and payment, when due, of all obligations under the Senior Notes.

The information that follows presents condensed consolidating financial information as of March 30, 2003 and for the year ended December 31, 2002 for: a) Holley Performance Products Inc. (as the Issuer), b) the Guarantors, c) elimination entries and d) the Company on a consolidated basis.

The condensed consolidating financial information includes certain allocations of revenues and expenses based on management’s best estimates which is not necessarily indicative of the financial position, results of operations and cash flows that these entities would have achieved on a stand-alone basis and should be read in connection with the condensed consolidated financial statements of the Company.

	Condensed Consolidating Balance Sheet December 31, 2002
	Holley Performance Products Inc. (Parent Company Only)	Subsidiary Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$421	$181	$—	$602
Accounts receivable, net	15,837	1,078	—	16,915
Inventories	11,813	11,030	—	22,843
Income taxes receivable	3,677	37	—	3,714
Deferred income taxes	1,835	1,414		3,249
Intercompany receivable	12,936	—	(12,936)	—
Other current assets	705	528	—	1,233

Total current assets	47,224	14,268	(12,936)	48,556
Property, plant and equipment, net	13,673	4,470	—	18,143
Investment in subsidiaries	19,450	—	(19,450)	—
Intangible assets, net	36,999	24,009	—	61,008

Total assets	$117,346	$42,747	$(32,386)	$127,707

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current portion of long-term debt	$28,679	$45	$—	$28,724
Accounts payable	7,997	528	—	8,525
Accrued liabilities	10,840	1,889	—	12,729
Accrued interest	5,738	—		5,738
Intercompany payable	—	12,936	(12,936)	—

Total current liabilities	53,254	15,398	(12,936)	55,716
Long-term debt, net of current portion	155,450	118	—	155,568
Deferred income taxes	8,060	7,781	—	15,841
Total liabilities	216,764	23,297	(12,936)	225,032
Commitments and contingencies
Stockholder’s deficit:
Preferred stock, $1.00 par value, 150,000 shares authorized, 75,000 issued and outstanding	75	—	—	75
Common stock, $1.00 par value, 1,000 shares authorized, issued and outstanding	1	88,074	(88,074)	1
Paid-in capital	59,924	—		59,924
Accumulated deficit	(159,418)	(68,624)	68,624	(159,418)

Stockholder’s deficit	(99,418)	19,450	(19,450)	(99,418)

Total liabilities and stockholder’s deficit	$117,346	$42,747	$(32,386)	$127,707

	Condensed Consolidating Balance Sheet March 30, 2003
	Holley Performance Products Inc. (Parent Company Only)	Subsidiary Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$177	$109	$—	$286
Accounts receivable, net	20,280	528	—	20,808
Inventories	10,543	9,902	—	20,445
Deferred income taxes	3,250	—		3,250
Income taxes receivable	603	67	—	670
Intercompany receivable	11,018	—	(11,018)	—
Other current assets	845	97	—	942

Total current assets	46,716	10,703	(11,018)	46,401
Property, plant and equipment, net	12,665	3,993	—	16,658
Investment in subsidiaries	19,198	—	(19,198)	—
Intangible assets, net	37,629	22,602	—	60,231

Total assets	$116,208	$37,298	$(30,216)	$123,290

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current portion of long-term debt	$30,859	$—	$—	$30,859
Accounts payable	9,978	262	—	10,240
Accrued liabilities	11,967	1,196	—	13,163
Accrued interest	1,336	—	—	1,336
Intercompany payable	—	11,018	(11,018)	—

Total current liabilities	54,321	12,476	(11,018)	55,598
Long-term debt, net of current portion	155,112	203	—	155,315
Deferred income taxes	10,420	5,421	—	15,841
Total liabilities	219,672	18,100	(11,018)	226,754
Commitments and contingencies
Stockholder’s deficit:
Preferred stock, $1.00 par value, 150,000 shares authorized, 75,000 issued and outstanding	75	—	—	75
Common stock, $1.00 par value, 1,000 shares authorized, issued and outstanding	1	88,074	(88,074)	1
Paid-in capital	59,924	—	—	59,924
Accumulated deficit	(163,464)	(68,876)	68,876	(163,464)

Stockholder’s deficit	(103,464)	19,198	(19,198)	(103,464)

Total liabilities and stockholder’s deficit	$116,208	$37,298	$(30,216)	$123,290

	Condensed Consolidating Statement of Operations Three Months Ended March 31, 2002
	Holley Performance Products Inc. (Parent Company Only)	Subsidiary Guarantors	Eliminations	Consolidated
Net sales	$21,487	$52,627	$(36,493)	$37,621
Cost of goods sold	14,851	48,656	(36,493)	27,014

Gross profit	6,636	3,971	—	10,607
Selling, general and administrative costs	1,182	5,621	—	6,803
Management fees	212	—	—	212
Amortization of intangibles	—	472	—	472
Other expense	58	25	—	83
Equity in loss of subsidiaries	1,623	—	(1,623)	—

Total operating expenses	3,075	6,118	(1,623)	7,570

Operating income (loss)	3,561	(2,147)	1,623	3,037
Interest expense	5,401	21	—	5,422

Loss before income taxes	(1,840)	(2,168)	1,623	(2,385)
Income tax benefit	(55)	(545)	—	(600)

Net loss	$(1,785)	$(1,623)	$1,623	$(1,785)

	Condensed Consolidating Statement of Operations Three Months Ended March 30, 2003
	Holley Performance Products Inc. (Parent Company Only)	Subsidiary Guarantors	Eliminations	Consolidated
Net sales	$15,699	$17,138	$—	$32,837
Cost of goods sold	10,988	12,779	—	23,767

Gross profit	4,711	4,359	—	9,070
Selling, general and administrative costs	1,799	4,423	—	6,222
Management fees	213	—	—	213
Amortization of intangibles	285	187	—	472
Other expense	200	—	—	200
Loss in equity of subsidiaries	252	—	(252)	—

Total operating expenses	2,749	4,610	(252)	7,107

Operating income (loss)	1,962	(251)	252	1,963
Interest expense	5,978	—	—	5,978

Loss before income taxes	(4,016)	(251)	252	(4,015)
Income tax expense	30	1	—	31

Net loss	$(4,046)	$(252)	$252	$(4,046)

	Consolidating Statement of Cash Flows Three Months Ended March 31, 2002
	Holley Performance Products Inc. (Parent Company Only)	Subsidiary Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net cash from operating activities	$(4,642)	$239	$—	$(4,403)
INVESTING ACTIVITIES:
Capital expenditures	(91)	(259)	—	(350)

Net cash from investing activities	(91)	(259)	—	(350)

FINANCING ACTIVITIES
Proceeds from long-term borrowings	4,481	—	—	4,481
Principal payments on long-term debt	(75)	(12)	—	(87)
Financing costs	(12)	—	—	(12)

Net cash from financing activities	4,754	(12)	—	4,742

Net changes in cash and cash equivalents	21	(32)	—	(11)
Cash and cash equivalents:
Beginning of period	72	162	—	234

End of period	$93	$130	$—	$223

	Consolidating Statement of Cash Flows Three Months Ended March 30, 2003
	Holley Performance Products Inc. (Parent Company Only)	Subsidiary Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net cash from operating activities	$(3,604)	$(72)	$—	$(3,676)
INVESTING ACTIVITIES:
Capital expenditures	(261)	—	—	(261)
Proceeds from the disposal of business	1,185	—	—	1,185
Proceeds from the disposal of fixed assets	160	—	—	160

Net cash from investing activities	1,084	—	—	1,084

FINANCING ACTIVITIES
Net proceeds from revolving credit line	2,789	—	—	2,789
Principal payments on long-term debt	(513)	—	—	(513)

Net cash from financing activities	2,276	—	—	2,276

Net change in cash and cash equivalents	(244)	(72)	—	(316)
Cash and cash equivalents:
Beginning of period	421	181	—	602

End of period	$177	$109	$—	$286

7. Contingent Liabilities

In May 1999, Union Pacific Railroad Company filed an action against Weiand Automotive and others in the United States District Court for the Central District of California, alleging that certain soil and groundwater contamination discovered on Union Pacific property in Los Angeles had migrated from an adjacent Weiand Automotive facility. Holley subsequently became a defendant, as did the owner of the property on which the Weiand Automotive business had been operated. In December 2000, a global settlement of claims was reached with Weiand’s insurers paying the bulk of the settlement and Holley and Weiand Automotive’s attorneys fees. In addition, $550 was put into a Site Source Control Account to cover costs incurred by Holley and Weiand Automotive and the property owner to investigate and remediate any contamination of the Weiand property which may be required by the State of California. In July 2001, Weiand Automotive entered into a Voluntary Cleanup Agreement with the State of California Environmental Protection Agency Department of Toxic Substances Control (DTSC) to investigate and, if necessary, remediate the contamination on the Weiand property. Consultants for Holley and Weiand Automotive have submitted a workplan to DTSC, which is pending approval. Although Holley estimates that the Site Source Control Account will be sufficient to cover Holley’s costs for investigation and remediation of the site, there can be no assurances that the final costs will not exceed such amount. Holley and Weiand Automotive are working vigorously to address regulatory issues arising from the discovered contamination.

The Company is a party to various lawsuits and claims in the normal course of business. While the lawsuits and claims against the Company cannot be predicted with certainty, management believes that the ultimate resolution of the matters will not have a material effect on the financial position or results of operations of the Company.

The Company generally warrants its products against certain manufacturing and other defects. These product warranties are provided for specific periods of time depending on the nature of the product. The accrued product warranty costs are based primarily on historical experience of actual warranty claims. The following table provides the changes in the Company’s product warranties:

	Three Months Ended
	March 31, 2002	March 30, 2003
Beginning Balance	$5,356	$4,335
Accrued for current year claims	309	1,526
Settlement of warranty claims	(265)	(1,517)

Ending Balance	$5,400	$4,344

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes included in this report as well as the financial statements and notes for the year ended December 31, 2002 included in our Form 10-K. This discussion and other portions of this report may contain forward-looking statements.

OVERVIEW

Founded in 1903, Holley is a leading manufacturer and marketer of specialty products for the performance automotive, marine and motorcycle aftermarkets. Holley designs, manufactures and markets a diversified line of automotive performance and racing products that are designed to enhance vehicle performance through generating increased horsepower, and torque. Products include but are not limited to performance and remanufactured carburetors, nitrous oxide systems, fuel injection systems, super chargers, intake manifolds, cylinder heads, camshafts, pistons, connecting rods, crankshafts, headers and other exhaust system components, fuel pumps, water pumps, and performance automotive plumbing products.

SEASONALITY

Operations experience slight seasonal trends, which generally affect the overall automotive aftermarket industry. Historically, revenues are highest in the spring, during our second fiscal quarter, which marks the beginning of the racing season and when the weather is better suited for outdoor automotive repair activity.

COMPARISON OF THE THREE MONTHS ENDED MARCH 30, 2003 AND MARCH 31, 2002

The following table sets forth for the periods shown, net sales, gross profit, selling, general and administrative costs (“SG&A”), operating income, and net loss in millions of dollars and as a percentage of sales.

	Three Months Ended
	March 31, 2002		March 30, 2003

Net sales	$37.6	100.0%	$32.8	100.0%
Gross profit	10.6	28.2	9.1	27.7
SG&A	6.8	18.1	6.2	18.9
Operating income	3.0	8.0	2.0	6.1
Net loss	(1.8)	(4.8)	(4.0)	(12.2)

Net Sales

Net sales equal gross revenues less provisions for volume rebates, credits, product returns, co-op advertising, and other sales allowances. Net sales for the quarter ended March 30, 2003 totaled $32.8 million compared to $37.6 million for the same period in 2002, a decrease of $4.8 million or 12.8%.

Net sales in the performance segment for the first quarter of 2003 were $29.1 million compared to $32.7 million in the first quarter of 2002, a decrease of $3.6 million or 11.0%. The decline in net sales is generally attributable to unfavorable weather conditions, uncertainty over the war in Iraq, prevailing economic conditions and a change in the Company’s sales strategy to focus more closely on end-user demand.

Net sales in the remanufacturing segment were $3.7 million in the first quarter of 2003 compared to $4.9 million in the first quarter of 2002, a decrease of $1.2 million or 24.5%. The decreased sales in the remanufacturing segment are the result of weak demand in the repair market and the fact that new cars have not been produced with carburetors since approximately 1992, which has led to a continuing decline in the demand for remanufactured carburetors.

Gross Profit

Gross profit for the first quarter of 2003 totaled $9.1 million or 27.7% of net sales compared to gross profits of $10.6 million or 28.2% of net sales for the same quarter in 2002. This represents a decrease of $1.5 million or 14.2%, which resulted primarily from the decrease in sales.

In the performance segment, gross profit was $8.6 million for the first quarter of 2003 compared to $9.1 million for the first quarter of 2002, a decrease of $0.5 million or 5.5%. Although the gross profit dollars decreased due to lower sales, gross profit as a percentage of net sales improved from 28.2% in the first quarter of 2002 to 29.6% in the first quarter of 2003 from implementation of strategies to improve manufacturing performance and control costs.

In the remanufacturing segment, gross profit was $0.5 million in the first quarter of 2003 compared to $1.5 million for the same period in 2002, a decrease of $1.0 million or 66.7%. The decrease in the remanufacturing segment is due to the aforementioned decline in demand for remanufactured products.

Selling, General and Administrative Costs

Selling, general and administrative costs for the three months ended March 30, 2003 totaled $6.2 million or 18.9% of net sales compared to $6.8 million or 18.1% of net sales in the same period in 2002, a decrease of $0.6 million or 8.8%. The Company has focused its spending strategy on receiving maximum value for each dollar spent, which resulted in lower spending for promotions, advertising and commissions during the first quarter of 2003.

Other Expense

Other expense was $0.2 million for the three months ended March 30, 2003 compared to $0.1 million in the same period in 2002. The 2003 amount includes $0.2 million related to a loss on the sale of So-Cal Speed Shops, Inc. (“So-Cal”) effective February 24, 2003. Cash proceeds of $1.2 million were received in connection with this sale.

Operating Income

Operating income for the three months ended March 30, 2003 was $2.0 million or 6.1% of net sales compared to $3.0 million or 8.0% of net sales for the same period in 2002, a decrease of $1.0 million or 33.3%. The decrease resulted from the aforementioned decrease in net sales offset by cost cutting in the first quarter of 2003.

Interest Expense

Interest expense was $6.0 million for the three months ended March 30, 2003 compared to $5.4 million for the same period in 2002, an increase of $0.6 million or 11.1%. This increase was a result of higher overall borrowings and higher interest rates under the revolving credit agreement as well as interest associated with the promissory notes issued in the third quarter of 2002.

Tax Expense

The income tax expense for the three months ended March 30, 2003 was $0.03 million compared with a benefit of $0.6 million for the three months ended March 31, 2002. The tax benefit for 2002 resulted from a tax sharing agreement that the Company entered into in 2002 with its prior owner, Coltec Industries, Inc. (“Coltec”). Pursuant to this agreement, the Company was able to carry back net operating losses to years it was a member of Coltec’s consolidated tax group.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity are cash flows from operations and borrowings under the revolving credit facility. As part of its operating strategy, the Company maintains minimal cash balances and is substantially dependent upon the availability of adequate working capital financing to support accounts receivable and inventories.

The credit agreement provides for a total credit limit of $45 million, which includes a $25.0 million revolving credit facility, subject to a borrowing base formula, of which $1.0 million is reserved for irrevocable standby letters of credit. As of March 30, 2003, borrowings under the credit agreement were $30.8 million and unused borrowing capacity under the revolving credit facility was $4.0 million.

The credit agreement contains financial covenants which require the maintenance of certain fixed charge coverage ratios beginning with the twelve-month period ended June 30, 2003. The Company’s ability to operate within these financial covenants is dependent on its ability to improve earnings. The Company was in compliance with the terms of our indebtedness as of March 30, 2003.

The Company is highly leveraged. As of March 30, 2003, our indebtedness was $186.2 million and our stockholder’s deficit was $103.5 million. Further, the Company has incurred recurring net losses. Management is implementing actions designed to reduce working capital and improve operating results. If the improvements associated with these actions do not materialize in a timely manner, the Company may be required to take additional measures to ensure the availability of sufficient cash to sustain operations. Such measures may include, among other things, reducing or delaying capital expenditures, selling assets, restructuring or refinancing indebtedness, or seeking additional equity capital. There is no assurance that any of these measures can be affected on satisfactory terms, if at all.

Operating Activities

Net cash used in operating activities decreased to $3.7 million for the three months ended March 30, 2003 from $4.4 million for the three months ended March 31, 2002. This decrease in cash used is attributable to reduced cash requirements for working capital partially offset by the increased net loss for the first quarter of 2003 relative to the first quarter of 2002.

Investing Activities

Net cash provided by investing activities was $1.1 million for the three months ended March 30, 2003 compared to net cash used in investing activities of $0.4 million for the three months ended March 31, 2002. In the first quarter of 2003, proceeds from the sale of So-Cal of $1.2 million and proceeds from the disposal of fixed assets of $0.2 million were partially offset by capital expenditures of $0.3 million. For the three months ended March 31, 2002, capital expenditures were $0.4 million.

Financing Activities

Net cash provided by financing activities for the first quarter of 2003 and 2002 were $2.3 million and $4.7 million, respectively. This cash provided was principally a result of net borrowings under our revolving credit facility partially offset by principal payments on long-term debt.

EBITDA

EBITDA was $4.0 million for the three months ended March 30, 2003 compared to $5.3 million for the three months ended March 31, 2002, a decrease of $1.3 million or 24.5%. This decrease in EBITDA is primarily the result of the aforementioned reduction in sales.

	Three Months Ended
	March 31, 2002	March 30, 2003
Operating income	$3,037	$1,963
Other expense	83	200
Amortization of intangibles	472	472
Depreciation	1,682	1,346

EBITDA	$5,274	$3,981

EBITDA is presented and discussed because the Company believes that investors regard EBITDA as a key measure of a leveraged company’s performance. EBITDA is defined as net income or loss (excluding extraordinary gains or losses, gains or losses from asset dispositions and minority interest) before interest, income taxes, depreciation and amortization. However, EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States of America. EBITDA does not represent cash available to service debt and should not be considered in isolation or as a substitute for net income or cash flows from operating activities (or any other measure of performance determined in accordance with generally accepted accounting principles).

Contractual Obligations and Commitments

The table below sets forth a summary of our contractual obligations and commitments as of March 30, 2003 that will have an impact on our future liquidity:

	Years Ending December 31,
Contractual Obligations	2003	2004	2005	2006	2007	Thereafter	Total
Loan and security agreement	$1,503	$2,000	$2,000	$2,000	$23,310	$—	$30,813
Senior notes	—	—	—	—	146,917	—	146,917
Convertible promissory note	—	7,500	—	—	—	—	7,500
Other long term debt	35	49	52	55	58	695	944
Operating leases	632	600	89	46	10	135	1,512

Total contractual obligations	$2,170	$10,149	$2,141	$2,101	$170,295	$830	$187,686

Impact of Inflation

Management does not believe that inflation has had a significant affect on the results of operations over the periods presented.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 establishes accounting standards for recognition and measurement of an asset retirement obligation and an associated asset retirement cost. This statement applies to all entities that have legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the assets and is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material impact on the consolidated financial position, results of operations or cash flows of the Company.

In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. It nullifies EITF Issue No. 94-3. “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit on Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between SFAS No. 146 and Issue 94-3 relates to the recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB’s conceptual framework. In contrast, under Issue 94-3, a company recognized a liability for an exit cost when it committed to an exit plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have any impact on the consolidated financial position, results of operations or cash flows of the Company.

In December 2002, the FASB issued SFAS No. 148 Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123 Accounting for Stock-Based Compensation, to provide alternative methods of transition of voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results. The adoption of the disclosure provisions of SFAS No. 148 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows of the Company.

In November 2002, the FASB issued Interpretation (FIN) No. 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of others, which provides guidance on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year end. The adoption of FIN No. 45 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows of the Company.

In January 2003, the FASB issued Interpretation No. 46 Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation did not have any impact on the Company’s consolidated financial position, results of operations or cash flows of the Company.

Forward-Looking Statements

This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends that the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 apply to any forward-looking statements. Forward-looking statements are not statements of historical fact but rather reflect the Company’s current expectations, estimates and predictions about future results and events. These statements may use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project” and similar expressions as they relate to the Company or the Company’s management. When the Company makes forward-looking statements, it is basing them on management’s beliefs and assumptions, using information currently available to it. These forward-looking statements are subject to risks, uncertainties and assumptions. Information on significant risks, uncertainties and assumptions not discussed herein may be found in the Company’s filings with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. If one or more risks or uncertainties materialize, or if the Company’s underlying assumptions prove to be incorrect, actual results may vary materially from what the Company projected. Any forward-looking statements in this report reflect the Company’s current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the Company’s operations, results of operations and liquidity. All subsequent written and oral forward-looking statements attributable to the Company or individuals acting on the Company’s behalf are expressly qualified in their entirety by this paragraph.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Certain borrowings under the revolving credit facility bear interest at fluctuating market rates. An analysis of the impact of an increase or decrease in the interest rate of 100 basis points on the Company’s interest-rate-sensitive financial instruments shows an impact on expected annual interest expense of approximately $200,000.

Item 4.	Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer. Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with our evaluation of internal controls, we noted that certain internal control matters existed that required corrective actions. These internal control matters related to deficiencies in staffing, systems, and processes. The Company began implementation of a plan to strengthen internal controls during 2002. The plan, which has been designed to address the identified internal control matters, was an on-going project throughout 2002 and continues into 2003.

PART II

ITEM 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.	Item

99.1	Certification of Chief Executive Officer

99.2	Certification of Chief Financial Officer

(b) Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Holley Performance Products Inc.

(Registrant)

Signature	Title	Date

/s/ JAMES D. WIGGINS James D. Wiggins	President and Chief Executive Officer	July 2, 2003

/s/ THOMAS W. TOMLINSON Thomas W. Tomlinson	Chief Financial Officer	July 2, 2003

CERTIFICATIONS

I, James D. Wiggins, President and Chief Executive Officer of Holley Performance Products Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Holley Performance Products Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  July 2, 2003

/s/ JAMES D. WIGGINS

James D. Wiggins, President and Chief Executive Officer

I, Thomas W. Tomlinson, Chief Financial Officer of Holley Performance Products Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Holley Performance Products Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 2, 2003

/s/ THOMAS W. TOMLINSON

Thomas W. Tomlinson, Chief Financial Officer