Form 10-Q
period 2003-06-29
HOLLEY PERFORMANCE PRODUCTS INC
filed 2003-08-13
CIK 1096536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 29, 2003

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

Registrant’s telephone number, including area code: 270-782-2900

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☐

There were 1,000 shares of Common Stock outstanding as of June 29, 2003.

PART I

ITEM 1.     Financial Statements

HOLLEY PERFORMANCE PRODUCTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	December 31, 2002*	June 29, 2003

ASSETS
Cash and cash equivalents	$602	$—
Accounts receivable, less allowance for doubtful accounts of $1,089 and $1,198, respectively	16,915	23,509
Inventories	22,843	20,012
Deferred income taxes	3,249	3,250
Income taxes receivable	3,714	656
Other current assets	1,233	823

Total current assets	48,556	48,250
Property, plant and equipment, net	18,210	16,033
Intangible assets, net	61,008	59,477

Total assets	$127,774	$123,760

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current portion of long-term debt	$28,724	$27,198
Accounts payable	8,408	9,941
Accrued liabilities	13,195	13,040
Accrued interest	5,913	6,108

Total current liabilities	56,240	56,287
Long-term debt, net of current portion	155,111	155,470
Deferred income taxes	15,841	15,841

Total liabilities	227,192	227,598

Commitments and contingencies
Stockholder’s deficit:
Preferred stock, $1.00 par value, 150,000 shares authorized, 75,000 issued and outstanding	75	75
Common stock, $1.00 par value, 1,000 shares authorized, issued and outstanding	1	1
Paid-in capital	59,924	59,924
Accumulated deficit	(159,418)	(163,838)

Stockholder’s deficit	(99,418)	(103,838)

Total liabilities and stockholder’s deficit	$127,774	$123,760

*This condensed consolidated balance sheet has been derived from the audited consolidated balance sheet as of December 31, 2002

See notes to condensed consolidated financial statements

HOLLEY PERFORMANCE PRODUCTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)

	3 Months Ended June 30, 2002	3 Months Ended June 29, 2003	6 Months Ended June 30, 2002	6 Months Ended June 29, 2003

Net sales	$38,567	$36,747	$75,155	$69,584
Cost of goods sold	35,953	24,536	62,967	48,303

Gross profit	2,614	12,211	12,188	21,281

Selling, general and administrative costs	7,567	5,852	13,337	12,074
Management fees	213	221	425	434
Amortization expense	472	472	944	944
Other expense (income)	288	(2)	371	198

Total operating expenses	8,540	6,543	15,077	13,650

Operating income (loss)	(5,926)	5,668	(2,889)	7,631
Interest expense	5,466	6,020	10,888	11,998

Loss before income taxes and cumulative effect of accounting change	(11,392)	(352)	(13,777)	(4,367)
Income tax expense (benefit)	(644)	22	(1,244)	53

Loss before cumulative effect of accounting change	(10,748)	(374)	(12,533)	(4,420)
Cumulative effect of accounting change for intangible asset impairment, net of taxes of $1,292	—	—	(2,114)	—

Net loss	$(10,748)	$(374)	$(14,647)	$(4,420)

See notes to condensed consolidated financial statements

HOLLEY PERFORMANCE PRODUCTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	6 Months Ended June 30, 2002	6 Months Ended June 29, 2003

OPERATING ACTIVITIES
Net loss	$(14,647)	$(4,420)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	3,554	2,456
Amortization of intangibles	944	944
Amortization of deferred financing costs included in interest expense	443	587
Amortization of debt discount	343	342
Loss on disposal of business	—	225
Gain on disposal of fixed assets	—	(27)
Deferred income taxes	(1,307)	—
Cumulative effect of accounting change	2,114	—
Change in operating assets and liabilities:
Accounts receivable	(1,067)	(7,067)
Inventories	3,412	2,058
Other assets	(179)	3,462
Accounts payable	6,669	1,602
Accrued liabilities	12	37

Net cash from operating activities	291	199

INVESTING ACTIVITIES
Capital expenditures	(941)	(747)
Proceeds from the disposal of business	—	1,185
Proceeds from the disposal of fixed assets	46	162

Net cash from investing activities	(895)	600

FINANCING ACTIVITIES
Net proceeds (repayments) from revolving credit line	1,126	(375)
Financing costs	(191)	—
Principal payments on long-term debt	(198)	(1,026)

Net cash from financing activities	737	(1,401)

Net change in cash and cash equivalents	133	(602)
Cash and cash equivalents:
Beginning of period	234	602

End of period	$367	$—
Supplemental disclosures of cash flow information:
Cash paid for interest	$10,105	$10,873

Cash received for income taxes	$—	$3,051

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

The Company is highly leveraged.  As of June 29, 2003, indebtedness was $182.7 million and stockholder’s deficit was $103.8 million.  Further, the Company has experienced recurring net losses.  Management is implementing actions designed to reduce working capital and improve operating results.  If the improvements associated with these actions do not materialize in a timely manner, the Company may be required to take additional measures to ensure the availability of sufficient cash to sustain operations.  Such measures may include, among other things, reducing or delaying capital expenditures, selling assets, restructuring or refinancing indebtedness, or seeking additional equity capital.  There is no assurance that any of these measures can be effected on satisfactory terms, if at all.

The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all material reclassifications and adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown have been included.  Operating results for interim periods are not necessarily indicative of the results for the full year.  The unaudited condensed consolidated financial statements are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements.  For further information, refer to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Accounting Period

The Company’s first three quarters of the year are based on two four-week months and one five-week month.  Each of these quarters end on the Sunday of the fifth week in the third month.  The fourth quarter and the fiscal year always end on December 31.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 establishes accounting standards for recognition and measurement of an asset retirement obligation and an associated asset retirement cost. This statement applies to all entities that have legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the assets and was effective for fiscal years beginning after June 15, 2002.  The adoption of SFAS No. 143 did not have a material impact on the consolidated financial position, results of operations or cash flows of the Company.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities.  It nullifies Emerging Issues Task Force Issue No. 94-3. “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit on Activity (including Certain Costs Incurred in a Restructuring).”  The principal difference between SFAS No. 146 and Issue No. 94-3 relates to the recognition of a liability for a cost associated with an exit or disposal activity.  SFAS No. 146 requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB’s conceptual framework.  In contrast, under Issue No. 94-3, a company recognized a liability for an exit cost when it committed to an exit plan.  SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002.  The adoption of SFAS No. 146 did not have any impact on the consolidated financial position, results of prospective operations or cash flows of the Company.

In December 2002, the FASB issued SFAS No. 148 Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123.  This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition of voluntary change to the fair value method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financials statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results.  The adoption of the disclosure provisions of SFAS No. 148 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows of the Company.

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

In January 2003, the FASB issued Interpretation No. 46 Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.  This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation.  The Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003.  The Company has determined that it does not have any interest in a variable interest entity that would require the variable interest entity to be consolidated or disclosed by the Company.

In April 2003, the FASB issued SFAS No. 149, Amendments of Statement 133 on Derivative instruments and Hedging Activities.   This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  This Statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003.  In addition, except as stated below, all provisions of this Statement should be applied prospectively.  The provisions of this Statement that relate to SFAS 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates.  In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003.    The Company does not expect the adoption of SFAS No. 149, which will be effective for contracts entered into or modified after June 30, 2003, to have a material effect on its consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.   This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity.   This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted.  The adoption of SFAS No. 150 did not have a material impact on the consolidated financial position, results of operations or cash flows of the Company.

Reclassifications

Certain 2002 amounts have been reclassified to conform with their 2003 presentation.

2.   Inventories

Inventories are comprised of the following:

	December 31, 2002	June 29, 2003

Raw materials	$11,224	$7,315
Work-in-process	3,979	3,333
Finished goods	7,640	9,364

	$22,843	$20,012

3.   Segment Information

The Company’s reportable segments are Performance Parts and Remanufactured Parts. The Company manufactures high performance aftermarket automotive parts through its Performance Parts segment. Under its Remanufactured Parts segment, the Company refurbishes used automotive part cores and then resells the parts as remanufactured products. Both segments sell primarily to automotive parts distributors throughout the United States.

Summarized financial information concerning the Company’s operating measures for the reportable segments are shown in the following table:

	Three Months Ended June 30, 2002	Three Months Ended June 29, 2003	Six Months Ended June 30, 2002	Six Months Ended June 29, 2003

Performance Parts:
Net sales	$35,388	$33,162	$67,036	$62,244
Gross profits	3,345	11,745	11,439	20,329
Remanufactured Parts:
Net sales	$3,179	$3,585	$8,119	$7,340
Gross profits (loss)	(731)	466	749	952
Total:
Net sales	$38,567	$36,747	$75,155	$69,584
Gross profits	2,614	12,211	12,188	21,281

Summary balance sheet data for inventories and property, plant and equipment, net for each of the Company’s reportable segments as of December 31, 2002 and June 29, 2003 are shown in the following table:

	December 31, 2002	June 29, 2003

Performance Parts:
Inventories	$19,875	$17,139
Property, plant and equipment	16,849	14,869
Remanufactured Parts:
Inventories	$2,968	$2,873
Property, plant and equipment	1,361	1,164
Total:
Inventories	$22,843	$20,012
Property, plant and equipment	18,210	16,033

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

	December 31, 2002			June 29, 2003

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value

Amortized intangible assets:
Deferred financing costs	$7,443	$(2,163)	$5,280	$7,443	$(2,750)	$4,693
Non-compete covenants	8,164	(5,810)	2,354	8,164	(6,754)	1,410

	$15,607	$(7,973)	$7,634	$15,607	$(9,504)	$6,103

Amortization of deferred financing costs and non-compete agreements totaled $443 and $944 for the six months ended June 30, 2002 and $587 and $944 for the six months ended June 29, 2003, respectively. Amortization of these costs over the next five years are estimated to be: 2003, $2,780; 2004, $1,851; 2005, $1,139; 2006, $1,139; and 2007, $725.

In addition, included in the line item intangible assets, net are intangible assets not subject to amortization.   Goodwill and tradenames have a net carrying value of $16,110 and $37,264, respectively as of December 31, 2002 and June 29, 2003.

5.   Related Party Transactions

Pursuant to a management agreement, Kohlberg and Company, LLC (“Kohlberg”) provides the Company with general corporate administrative services. Kohlberg receives a management fee to recover its operating expenses based upon an allocation of time devoted to the Company. Management fee expense was $213 and $425 for the three and six months ended June 30, 2002, respectively and $221 and $434 for the three and six months ended June 29, 2003, respectively. Kohlberg has deferred cash payments with respect to the management fees charged the Company since January 1, 2002; however, such fees are accruing in connection with the aforementioned management agreement.

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

The information that follows presents condensed consolidating financial information as of June 29, 2003 and for the year ended December 31, 2002 for: a) Holley Performance Products Inc. (as the Issuer), b) the Guarantors, c) elimination entries and d) the Company on a consolidated basis.

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

	Condensed Consolidating Balance Sheet December 31, 2002

	Holley Performance Products Inc. (Parent Company Only)	Subsidiary Guarantors	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$421	$181	$—	$602
Accounts receivable, net	15,837	1,078	—	16,915
Inventories	11,813	11,030	—	22,843
Income taxes receivable	3,677	37	—	3,714
Deferred income taxes	1,835	1,414		3,249
Intercompany receivable	12,936	—	(12,936)	—
Other current assets	705	528	—	1,233

Total current assets	47,224	14,268	(12,936)	48,556
Property, plant and equipment, net	13,673	4,537	—	18,210
Investment in subsidiaries	19,450	—	(19,450)	—
Intangible assets, net	36,999	24,009	—	61,008

Total assets	$117,346	$42,814	$(32,386)	$127,774

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current portion of long - term debt	$28,679	$45	$—	$28,724
Accounts payable	7,813	595	—	8,408
Accrued liabilities	11,306	1,889	—	13,195
Accrued interest	5,913	—		5,913
Intercompany payable	—	12,936	(12,936)	—

Total current liabilities	53,711	15,465	(12,936)	56,240
Long - term debt, net of current portion	154,993	118	—	155,111
Deferred income taxes	8,060	7,781	—	15,841
Total liabilities	216,764	23,364	(12,936)	227,192
Commitments and contingencies
Stockholder’s deficit:
Preferred stock, $1.00 par value, 150,000 shares authorized, 75,000 issued and outstanding	75	—	—	75
Common stock, $1.00 par value, 1,000 shares authorized, issued and outstanding	1	88,074	(88,074)	1
Paid-in capital	59,924	—		59,924
Accumulated deficit	(159,418)	(68,624)	68,624	(159,418)

Stockholder’s deficit	(99,418)	19,450	(19,450)	(99,418)

Total liabilities and stockholder’s deficit	$117,346	$42,814	$(32,386)	$127,774

	Condensed Consolidating Balance Sheet June 29, 2003

	Holley Performance Products Inc. (Parent Company Only)	Subsidiary Guarantors	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$—	$—	$—	$—
Accounts receivable, net	23,090	419	—	23,509
Inventories	9,966	10,046	—	20,012
Deferred income taxes	3,250	—	—	3,250
Income taxes receivable	603	53	—	656
Intercompany receivable	8,889	8	(8,897)	—
Other current assets	712	111	—	823

Total current assets	46,510	10,637	(8,897)	48,250
Property, plant and equipment, net	12,337	3,696	—	16,033
Investment in subsidiaries	20,836	—	(20,836)	—
Intangible assets, net	37,032	22,445	—	59,477

Total assets	$116,715	$36,778	$(29,733)	$123,760

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current portion of long-term debt	$27,198	$—	$—	$27,198
Accounts payable	9,662	279	—	9,941
Accrued liabilities	11,695	1,345	—	13,040
Accrued interest	6,108	—	—	6,108
Intercompany payable	—	8,897	(8,897)	—

Total current liabilities	54,663	10,521	(8,897)	56,287
Long-term debt, net of current portion	155,470	—	—	155,470
Deferred income taxes	10,420	5,421	—	15,841
Total liabilities	220,553	15,942	(8,897)	227,598
Commitments and contingencies
Stockholder’s deficit:
Preferred stock, $1.00 par value, 150,000 shares authorized, 75,000 issued and outstanding	75	—	—	75
Common stock, $1.00 par value, 1,000 shares authorized, issued and outstanding	1	88,074	(88,074)	1
Paid-in capital	59,924	—	—	59,924
Accumulated deficit	(163,838)	(67,238)	67,238	(163,838)

Stockholder’s deficit	(103,838)	20,836	(20,836)	(103,838)

Total liabilities and stockholder’s deficit	$116,715	$36,778	$(29,733)	$123,760

	Condensed Consolidating Statement of Operations Three Months Ended June 30, 2002

	Holley Performance Products Inc. (Parent Company Only)	Subsidiary Guarantors	Eliminations	Consolidated

Net sales	$12,635	$61,759	$(35,827)	$38,567
Cost of goods sold	11,330	60,450	(35,827)	35,953

Gross profit	1,305	1,309	—	2,614
Selling, general and administrative costs	3,046	4,521	—	7,567
Management fees	213	—	—	213
Amortization of intangibles	—	472	—	472
Other expense	288	—	—	288
Equity in loss of subsidiaries	3,741	—	(3,741)	—

Total operating expenses	7,288	4,993	(3,741)	8,540

Operating loss	(5,983)	(3,684)	3,741	(5,926)
Interest expense	5,445	21	—	5,466

Loss before income taxes	(11,428)	(3,705)	3,741	(11,392)
Income tax expense (benefit)	(680)	36	—	(644)

Net loss	$(10,748)	$(3,741)	$3,741	$(10,748)

	Condensed Consolidating Statement of Operations Six Months Ended June 30, 2002

	Holley Performance Products Inc. (Parent Company Only)	Subsidiary Guarantors	Eliminations	Consolidated

Net sales	$33,089	$114,386	$(72,320)	$75,155
Cost of goods sold	26,181	109,106	(72,320)	62,967

Gross profit	6,908	5,280	—	12,188
Selling, general and administrative costs	3,195	10,142	—	13,337
Management fees	425	—	—	425
Amortization of intangibles	—	944	—	944
Other expense	346	25	—	371
Equity in loss of subsidiaries	6,970	—	(6,970)	—

Total operating expenses	10,936	11,111	(6,970)	15,077

Operating income (loss)	(4,028)	(5,831)	6,970	(2,889)
Interest expense	10,846	42	—	10,888

Loss before income taxes and cumulative effect of accounting change	(14,874)	(5,873)	6,970	(13,777)
Income tax benefit	(735)	(509)	—	(1,244)

Loss before cumulative effect of accounting change	(14,139)	(5,364)	6,970	(12,533)
Cumulative effect of accounting change	(508)	(1,606)	—	(2,114)

Net loss	$(14,647)	$(6,970)	$6,970	$(14,647)

	Consolidating Statement of Cash Flows Six Months Ended June 30, 2002

	Holley Performance Products Inc. (Parent Company Only)	Subsidiary Guarantors	Eliminations	Consolidated

OPERATING ACTIVITIES:
Net cash from operating activities	$(161)	$452	$—	$291
INVESTING ACTIVITIES:
Capital expenditures	(572)	(369)	—	(941)
Proceeds on disposal of fixed assets	—	46	—	46

Net cash from investing activities	(572)	(323)	—	(895)

FINANCING ACTIVITIES:
Proceeds from long-term borrowings	1,126	—	—	1,126
Principal payments on long-term debt	(148)	(50)	—	(198)
Financing costs	(191)	—	—	(191)

Net cash from financing activities	787	(50)	—	737

Net changes in cash and cash equivalents	54	79	—	133
Cash and cash equivalents:
Beginning of period	72	162	—	234

End of period	$126	$241	$—	$367

	Condensed Consolidating Statement of Operations Three Months Ended June 29, 2003

	Holley Performance Products Inc. (Parent Company Only)	Subsidiary Guarantors	Eliminations	Consolidated

Net sales	$17,658	$19,089	$—	$36,747
Cost of goods sold	11,361	13,175	—	24,536

Gross profit	6,297	5,914	—	12,211
Selling, general and administrative costs	1,776	4,076	—	5,852
Management fees	221	—	—	221
Amortization of intangibles	283	189	—	472
Other income	(2)	—	—	(2)
Equity in income of subsidiaries	(1,640)	—	1,640	—

Total operating expenses	638	4,265	1,640	6,543

Operating income (loss)	5,659	1,649	(1,640)	5,668
Interest expense	6,020	—	—	6,020

Income (loss) before income taxes	(361)	1,649	(1,640)	(352)
Income tax expense	13	9	—	22

Net income (loss)	$(374)	$1,640	$(1,640)	$(374)

	Condensed Consolidating Statement of Operations Six Months Ended June 29, 2003

	Holley Performance Products Inc. (Parent Company Only)	Subsidiary Guarantors	Eliminations	Consolidated

Net sales	$33,357	$36,227	$—	$69,584
Cost of goods sold	22,349	25,954	—	48,303

Gross profit	11,008	10,273	—	21,281
Selling, general and administrative costs	3,575	8,499	—	12,074
Management fees	434	—	—	434
Amortization of intangibles	566	378	—	944
Other expense	198	—	—	198
Equity in income of subsidiaries	(1,386)	—	1,386	—

Total operating expenses	3,387	8,877	1,386	13,650

Operating income (loss)	7,621	1,396	(1,386)	7,631
Interest expense	11,998	—	—	11,998

Income (loss) before income taxes	(4,377)	1,396	(1,386)	(4,367)
Income tax expense	43	10	—	53

Net income (loss)	$(4,420)	$1,386	$(1,386)	$(4,420)

	Consolidating Statement of Cash Flows Six Months Ended June 29, 2003

	Holley Performance Products Inc. (Parent Company Only)	Subsidiary Guarantors	Eliminations	Consolidated

OPERATING ACTIVITIES:
Net cash from operating activities	$380	$(181)	$—	$199
INVESTING ACTIVITIES:
Capital expenditures	(747)	—	—	(747)
Proceeds from the disposal of business	1,185	—	—	1,185
Proceeds from the disposal of fixed assets	162	—	—	162

Net cash from investing activities	600	—	—	600

FINANCING ACTIVITIES:
Net proceeds from revolving credit line	(375)	—	—	(375)
Principal payments on long-term debt	(1,026)	—	—	(1,026)

Net cash from financing activities	(1,401)	—	—	(1,401)

Net change in cash and cash equivalents	(421)	(181)	—	(602)
Cash and cash equivalents:
Beginning of period	421	181	—	602

End of period	$—	$—	$—	$—

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

The Company generally warrants its products against certain manufacturing and other defects. These product warranties are provided for specific periods of time depending on the nature of the product.  The accrued product warranty costs are based primarily on historical experience of actual warranty claims. The following table provides the changes in the Company’s product warranties:

	Three Months Ended		Six Months Ended

	June 30, 2002	June 29, 2003	June 30, 2002	June 29, 2003

Beginning Balance	$5,400	$4,344	$5,356	$4,335
Accrued for current year claims	4,281	1,684	4,590	3,210
Settlement of warranty claims	(6,590)	(1,703)	(6,855)	(3,220)

Ending Balance	$3,091	$4,325	$3,091	$4,325

ITEM 2:   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements included in this report as well as the consolidated financial statements for the year ended December 31, 2002 included in the Company’s Form 10-K. This discussion and other portions of this report may contain forward-looking statements.

OVERVIEW

Founded in 1903, Holley is a leading manufacturer and marketer of specialty products for the performance automotive, marine and motorcycle aftermarkets. Holley designs, manufactures and markets a diversified line of automotive performance and racing products that are designed to enhance vehicle performance through generating increased horsepower, and torque. The Company’s products include but are not limited to performance and remanufactured carburetors, nitrous oxide systems, fuel injection systems, super chargers, intake manifolds, cylinder heads, camshafts, pistons, connecting rods, crankshafts, headers and other exhaust system components, fuel pumps, water pumps, and performance automotive plumbing products.

SEASONALITY

The Company’s operations experience slight seasonal trends, which generally affect the overall automotive aftermarket industry. Historically, revenues are highest in the spring, during the second fiscal quarter, which marks the beginning of the racing season and when the weather is better suited for outdoor automotive repair activity.

The following table sets forth for the periods shown, net sales, gross profit, selling, general and administrative costs (“SG&A”), operating income, and net loss in millions of dollars and as a percentage of sales.

	Three months ended				Six months ended

	June 30, 2002		June 29, 2003		June 30, 2002,		June 29, 2003

Net sales	$38.6	100.0%	$36.7	100.0%	$75.2	100.0%	69.6	100.0%
Gross profit	2.6	6.7	12.2	33.2	12.2	16.2	21.3	30.6
SG&A	7.6	19.7	5.9	16.1	13.3	17.7	12.1	17.4
Operating income (loss)	(5.9)	(15.3)	5.7	15.5	(2.9)	(3.9)	7.6	10.9
Net loss	(10.7)	(27.7)	(0.4)	(1.1)	(14.6)	(19.4)	(4.4)	(6.3)

Net Sales

Net sales equal gross revenues less provisions for volume rebates, credits, product returns, and other sales allowances. Net sales for the quarter ended June 29, 2003 totaled $36.7 million compared to $38.6 million for the same period in 2002, a decrease of $1.9 million or 4.9%.   Net sales for the six months ended June 29, 2003 were $69.6 million compared to $75.2 million for the six months ended June 30, 2002, a decrease of $5.6 million or 7.4%.

Net sales in the performance segment for the second quarter of 2003 were $33.2 million compared to $35.4 million in the second quarter of 2002, a decrease of $2.2 million or 6.2%.   Net sales in the performance segment for the six months ended June 29, 2003 were $62.2 million compared to $67.0 million for the six months ended June 30, 2002, a decrease of $4.8 million or 7.2%.   The decline in sales for the quarter and six month periods is generally attributable to weak consumer confidence resulting in soft end-user demand, unfavorable weather conditions, uncertainty over the war in Iraq and prevailing economic conditions.  In addition, the Company has eliminated poorly performing product lines which, while reducing net sales, has resulted in improvement at the gross profit level.

Net sales in the remanufacturing segment were $3.6 million in the second quarter of 2003 compared to $3.2 million in the second quarter of 2002, an increase of $0.4 million or 12.5%.  The increase in net sales for the second quarter of 2003 is due to a lower level of sales returns, credits and allowances during 2003.  Net sales in the remanufacturing segment for the six months ended June 29, 2003 were $7.3 million compared to $8.1 million for the six months ended June 30, 2002, a decrease of $0.8 million or 9.9%.   The decreased sales in the remanufacturing segment are the result of weak demand in the repair market and the fact that new cars have not been produced with carburetors since approximately 1992, which has led to a continuing decline in the demand for remanufactured carburetors.

Gross Profit

Gross profit for the second quarter of 2003 totaled $12.2 million or 33.2% of net sales compared to gross profits of $2.6 million or 6.7% of net sales for the same quarter in 2002.  This represents an increase of $9.6 million or 369.2%.  Gross profit for the six months ended June 29, 2003 was $21.3 million compared to $12.2 million for the six months ended June 30, 2002, an increase of $9.1 million or 74.6%.

In the performance segment, gross profit was $11.7 million for the second quarter of 2003 compared to $3.3 million for the second quarter of 2002, an increase of $8.4 million or 255%.  Gross profit in the performance segment for the six months ended June 29, 2003 was $20.3 million compared to $11.4 million for the six months ended June 30, 2002, an increase of $8.9 million or 78.1%.   The second quarter and six months of 2003 showed continued improvement in gross profit dollars and percentages as the Company realized improved results from the implementation of strategies to improve manufacturing performance and control manufacturing costs.  These strategies include the outsourcing of non-core processes and more efficient layout of the shop floor.

In the remanufacturing segment, gross profit was $0.5 million in the second quarter of 2003 compared to a gross loss of $0.7 million for the same period in 2002.  Gross profit in the remanufacturing segment for the six months ended June 29, 2003 was $1.0 million compared to $0.7 million for the six months ended June 30, 2002, an increase of $0.3 million or 42.9%. The increase in gross profit for the quarter and six months ended June 29, 2003 was caused primarily by a decline in sales returns, credits and allowances.  This increase was offset by the continued decline in demand for remanufactured products.

Selling, General and Administrative Costs

Selling, general and administrative costs for the three months ended June 29, 2003 totaled $5.9 million or 16.1% of net sales compared to $7.6 million or 19.7% of net sales in the same period in 2002, a decrease of $1.7 million or 22.4%.  Selling, general and administrative costs decreased to $12.1 million for the six months ended June 29, 2003 from $13.3 million for the six months ended June 30, 2002, a decrease of $1.2 million or 9.0%. The Company has focused its spending strategy on receiving maximum value for each dollar spent, which resulted in lower spending for promotions, advertising and commissions during the second quarter and first six months of 2003.

Other Expense

Other expense was $0.2 million for the six months ended June 29, 2003 compared to $0.4 million in the same period in 2002. The 2003 amount includes $0.2 million related to a loss on the sale of So-Cal Speed Shops, Inc. (“So-Cal”) effective February 24, 2003.  Cash proceeds of $1.2 million were received in connection with this sale.

Operating Income

Operating income for the three months ended June 29, 2003 was $5.7 million or 15.5% of net sales compared to an operating loss of $5.9 million or 15.3% of net sales for the same period in 2002, an increase of $11.6 million or 196.6%. Operating income for the six months ended June 29, 2003 was $7.6 million or 10.9% of net sales compared to an operating loss of $2.9 million or 3.9% of net sales for the six months ended June 30, 2002, an increase of $10.5 million or 362.1%. The increase in operating income for the quarter and six months ended June 29, 2003 resulted from the aforementioned improvements in manufacturing performance and manufacturing spending.

Interest Expense

Interest expense was $6.0 million for the three months ended June 29, 2003 compared to $5.5 million for the same period in 2002, an increase of $0.5 million or 9.1%.   Interest expense was $12.0 million for the six months ended June 29, 2003 compared to $10.9 million for the six months ended June 30, 2002, an increase of $1.1 million or 10.1%.  These increases were a result of higher interest rates under the revolving credit agreement as well as interest associated with the promissory notes issued in the third quarter of 2002.

Tax Expense

The tax benefit of $0.6 million and $1.2 for the three and six month periods ended June 29, 2002 resulted from a tax sharing agreement that the Company entered into in 2002 with its prior owner, Coltec Industries, Inc. (“Coltec”).  Pursuant to this agreement, the Company was able to carry back net operating losses to years it was a member of Coltec’s consolidated tax group. No further opportunities for carry back are available.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity are cash flows from operations and borrowings under the revolving credit facility.  As part of its operating strategy, the Company maintains minimal cash balances and is substantially dependent upon the availability of adequate working capital financing to support accounts receivable and inventories.

The credit agreement provides for a total credit limit of $45.0 million, which includes a $25.0 million revolving credit facility, subject to a borrowing base formula, of which $1.0 million is reserved for irrevocable standby letters of credit.  As of June 29, 2003 borrowings under the credit agreement were $27.1 million and unused borrowing capacity under the revolving credit facility was $9.3 million.

The credit agreement contains financial covenants which require the maintenance of certain fixed charge coverage ratios beginning with the twelve-month period ended June 30, 2003.  The Company’s ability to operate within these financial covenants is dependent on its ability to improve earnings.  The Company was in compliance with the terms of its indebtedness as of June 30, 2003.

The Company is highly leveraged.  As of June 29, 2003, the Company’s indebtedness was $182.7 million and its stockholder’s deficit was $103.8 million.  Further, the Company has incurred recurring net losses.  Management is implementing actions designed to reduce working capital and improve operating results.  If the improvements associated with these actions do not materialize in a timely manner, the Company may be required to take additional measures to ensure the availability of sufficient cash to sustain operations.  Such measures may include, among other things, reducing or delaying capital expenditures, selling assets, restructuring or refinancing indebtedness, or seeking additional equity capital.  There is no assurance that any of these measures can be affected on satisfactory terms, if at all.

Operating Activities

Net cash provided by operating activities decreased to $0.2 million for the six months ended June 29, 2003 from $0.3 million for the six months ended June 30, 2002.  Operating activities for 2003 were primarily affected by the net loss of $4.4 million and the increase in trade accounts receivable of $7.1 million, offset by depreciation and amortization of $4.3 million, a decrease in inventories of $2.1 million, the receipt of a tax refund of $3.0 million and the increase in accounts payable of $1.6 million.   Operating activities for 2002 were primarily affected by the net loss of $14.6 million, offset by depreciation and amortization of $5.3 million, a decrease in inventories of $3.4 million, and the increase in accounts payable of $6.7 million.

Investing Activities

Net cash provided by investing activities was $0.6 million for the six months ended June 29, 2003 compared to net cash used in investing activities of $0.9 million for the six months ended June 30, 2002.  For 2003, proceeds from the sale of So-Cal of $1.2 million and proceeds from the disposal of fixed assets of $0.2 million were partially offset by capital expenditures of $0.7 million.  For the six months ended June 30, 2002, capital expenditures were $0.9 million.

Financing Activities

Net cash used in financing activities for the six months ended June 29, 2003 was $1.4 million compared to net cash provided by financing activities of 2002 of $0.7 million.   In 2003, cash was used to pay down the revolving credit facility and make principal payments on long-term debt.  In 2002, cash provided was principally a result of net borrowings under the Company’s revolving credit facility partially offset by principal payments on long-term debt.

EBITDA

EBITDA was $11.2 million for the six months ended June 29, 2003 compared to $2.0 million for the six months ended June 30, 2002, an increase of $9.2 million.  This increase in EBITDA is the result of the increase in gross profit and reduced selling, general and administrative costs in 2003.

	Six Months Ended

	June 30 2002	June 29, 2003

Net loss	$(14,647)	$(4,420)
Cumulative effect of accounting change for intangible asset impairment	2,114
Income tax expense (benefit)	(1,244)	53
Interest expense	10,888	11,998
Other expense	371	198
Amortization of intangibles	944	944
Depreciation	3,554	2,456

EBITDA	$1,980	$11,229

EBITDA is a required component of the financial covenant contained in the Company’s credit agreement.  EBITDA, as defined by the Company’s credit agreement, is presented and discussed because the Company believes that investors regard EBITDA as a key measure of a leveraged company’s performance. EBITDA is defined as net income or loss (excluding extraordinary gains or losses, gains or losses from asset dispositions and minority interest) before interest, income taxes, depreciation and amortization.  However, EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States of America.  EBITDA does not represent cash available to service debt and should not be considered in isolation or as a substitute for net income or cash flows from operating activities (or any other measure of performance determined in accordance with generally accepted accounting principles).

Contractual Obligations and Commitments

The table below sets forth a summary of the Company’s contractual obligations and commitments as of June 29, 2003 that will have an impact on the Company’s future liquidity:

	Years Ending December 31,

Contractual Obligations	2003	2004	2005	2006	2007	Thereafter	Total

Loan and security agreement	$1,002	$2,000	$2,000	$2,000	$20,146	$—	$27,148
Senior notes	—	—	—	—	147,088	—	147,088
Convertible promissory note	—	7,500	—	—	—	—	7,500
Other long term debt	23	49	52	55	58	695	932
Operating leases	421	600	89	46	10	135	1,301

Total contractual obligations	$1,446	$10,149	$2,141	$2,101	$167,302	$830	$183,969

Impact of Inflation

Management does not believe that inflation has had a significant affect on the results of operations over the periods presented.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 establishes accounting standards for recognition and measurement of an asset retirement obligation and an associated asset retirement cost. This statement applies to all entities that have legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the assets and was effective for fiscal years beginning after June 15, 2002.  The adoption of SFAS No. 143 did not have a material impact on the consolidated financial position, results of operations or cash flows of the Company.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities.  It nullifies Emerging Issues Task Force Issue No. 94-3. “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit on Activity (including Certain Costs Incurred in a Restructuring).”  The principal difference between SFAS No. 146 and Issue No. 94-3 relates to the recognition of a liability for a cost associated with an exit or disposal activity.  SFAS No. 146 requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB’s conceptual framework.  In contrast, under Issue No. 94-3, a company recognized a liability for an exit cost when it committed to an exit plan.  SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002.  The adoption of SFAS No. 146 did not have any impact on the consolidated financial position, results of prospective operations or cash flows of the Company.

In December 2002, the FASB issued SFAS No. 148 Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123.  This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition of voluntary change to the fair value method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financials statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results.  The adoption of the disclosure provisions of SFAS No. 148 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows of the Company.

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

In April 2003, the FASB issued SFAS No. 149, Amendments of Statement 133 on Derivative instruments and Hedging Activities.   This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  This Statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003.  In addition, except as stated below, all provisions of this Statement should be applied prospectively.  The provisions of this Statement that relate to SFAS 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates.  In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003.    The Company does not expect the adoption of SFAS No. 149, which will be effective for contracts entered into or modified after June 30, 2003, to have a material effect on its consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.   This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity.   This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted.  The adoption of SFAS No. 150 did not have a material impact on the consolidated financial position, results of operations or cash flows of the Company.

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

Item 4.   Controls and Procedures

As required by Rule 15a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer.  Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to Holley (including its consolidated subsidiaries) required to be included in Holley’s periodic SEC filings.

There has been no change in Holley’s internal control over financial reporting during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, Holley’s internal control over financial reporting.  However, in connection with the Company’s ongoing evaluation of internal control over financial reporting, certain internal control matters were noted that require corrective actions.  These internal control matters relate to deficiencies in staffing, systems, and processes.  The Company began implementation of a plan to strengthen internal control over financial reporting during 2002.  The plan, which has been designed to address the identified internal control matters, was an on-going project throughout 2002 and continues into 2003.

PART II

ITEM 6.     Exhibits and Reports on Form 8-K

(a)   Exhibits

Exhibit No.	Item

31(a)	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 15a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31(b)	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 15a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32(a)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32(b)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K

Current Report on Form 8-K dated April 18, 2003 announcing changes in the Company’s certifying accountants.
Current Report on Form 8-KA dated June 6, 2003 announcing changes in the Company’s certifying accountants.
Current Report on Form 8-KA dated June 9, 2003 announcing changes in the Company’s certifying accountants.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLEY PERFORMANCE PRODUCTS INC.

(Registrant)

Signature	Title	Date

/s/ JAMES D. WIGGINS	President and Chief Executive Officer	August 13, 2003

James D. Wiggins

/s/ THOMAS W. TOMLINSON	Chief Financial Officer	August 13, 2003

Thomas W. Tomlinson