Form 10-Q
period 2003-09-28
HOLLEY PERFORMANCE PRODUCTS INC
filed 2003-11-12
CIK 1096536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2003

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

NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 1,000 shares of Common Stock outstanding as of September 28, 2003.

PART I

ITEM 1. Financial Statements

HOLLEY PERFORMANCE PRODUCTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	December 31, 2002*	September 28, 2003
ASSETS
Cash and cash equivalents	$602	$—
Accounts receivable, less allowance for doubtful accounts of $1,089 and $1,054, respectively	16,915	16,825
Inventories	22,843	19,442
Deferred income taxes	3,249	3,073
Income taxes receivable	3,714	24
Other current assets	1,233	2,075

Total current assets	48,556	41,439

Property, plant and equipment, net	18,210	15,646
Goodwill	16,110	16,110
Intangible assets, net	44,898	42,318

Total assets	$127,774	$115,513

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current portion of long-term debt	$28,724	$26,586
Accounts payable	7,558	9,172
Accrued liabilities	13,195	12,476
Accrued management fees	850	1,496
Accrued interest	5,913	1,705

Total current liabilities	56,240	51,435

Long-term debt, net of current portion	155,111	154,973
Deferred income taxes	15,841	15,841

Total liabilities	227,192	222,249

Commitments and contingencies

Stockholder’s deficit:
Preferred stock, $1.00 par value, 150,000 shares authorized, 75,000 issued and outstanding	75	75
Common stock, $1.00 par value, 1,000 shares authorized, issued and outstanding	1	1
Paid-in capital	59,924	59,924
Accumulated deficit	(159,418)	(166,736)

Stockholder’s deficit	(99,418)	(106,736)

Total liabilities and stockholder’s deficit	$127,774	$115,513

*	This condensed consolidated balance sheet has been derived from the audited consolidated balance sheet as of December 31, 2002

See	notes to condensed consolidated financial statements

HOLLEY PERFORMANCE PRODUCTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(unaudited)

	Three Months Ended September 29, 2002	Three Months Ended September 28, 2003	Nine Months Ended September 29, 2002	Nine Months Ended September 28, 2003
Net sales	$33,105	$29,316	$109,376	$99,917
Cost of goods sold	30,712	20,425	93,679	68,728

Gross profit	2,393	8,891	15,697	31,189

Selling, general and administrative costs	6,544	5,180	20,998	18,271
Management fees	262	223	686	657
Amortization expense	472	840	1,417	1,784
Other expense	696	51	1,067	249

Total operating expenses	7,974	6,294	24,168	20,961

Operating income (loss)	(5,581)	2,597	(8,471)	10,228

Interest expense	5,663	5,318	16,551	17,316

Loss before income taxes and cumulative effect of accounting change	(11,244)	(2,721)	(25,022)	(7,088)

Income tax expense (benefit)	(622)	177	(1,866)	230

Loss before cumulative effect of accounting change	(10,622)	(2,898)	(23,156)	(7,318)

Cumulative effect of accounting change for intangible asset impairment, net of taxes of $1,292	—	—	(2,114)	—

Net loss	$(10,622)	$(2,898)	$(25,270)	$(7,318)

See notes to condensed consolidated financial statements

HOLLEY PERFORMANCE PRODUCTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 29, 2002	Nine Months Ended September 28, 2003
OPERATING ACTIVITIES
Net loss	$(25,270)	$(7,318)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	5,091	3,415
Amortization of intangibles	1,417	1,784
Amortization of deferred financing costs included in interest expense	654	796
Amortization of debt discount	514	(146)
Loss on disposal of business	—	275
Gain on disposal of fixed assets	—	(29)
Deferred income taxes	(1,929)	—
Write-off of financing costs	775	—
Cumulative effect of accounting change	2,114	—
Change in operating assets and liabilities:
Accounts receivable	2,619	(385)
Inventories	8,445	2,627
Other assets	420	3,017
Accounts payable	331	2,334
Accrued liabilities	5,628	(4,927)

Net cash from operating activities	809	1,443

INVESTING ACTIVITIES
Capital expenditures	(1,302)	(1,322)
Proceeds from the disposal of business	—	1,135
Proceeds from the disposal of fixed assets	46	164

Net cash from investing activities	(1,256)	(23)

FINANCING ACTIVITIES
Net proceeds (repayments) from revolving credit line	1,461	(484)
Financing costs	(2,058)	—
Proceeds from long-term debt	2,000	—
Principal payments on long-term debt	—	(1,538)

Net cash from financing activities	1,403	(2,022)

Net change in cash and cash equivalents	956	(602)
Cash and cash equivalents:
Beginning of period	234	602

End of period	$1,190	$—

Supplemental disclosures of cash flow information:
Cash paid for interest	$10,695	$20,873

Cash received for income taxes	$—	$3,265

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

The Company is highly leveraged. As of September 28, 2003, indebtedness was $181.6 million and stockholder’s deficit was $106.7 million. Further, the Company has experienced recurring net losses. Management is implementing actions designed to reduce working capital and improve operating results. If the improvements associated with these actions do not materialize in a timely manner, the Company may be required to take additional measures to ensure the availability of sufficient cash to sustain operations. Such measures may include, among other things, reducing or delaying capital expenditures, selling assets, restructuring or refinancing indebtedness, or seeking additional equity capital. There is no assurance that any of these measures can be effected on satisfactory terms, if at all.

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

In January 2003, the FASB issued Interpretation No. 46 Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation is effective for financial statements issued for the first reporting period ending after December 15, 2003. The Company has determined that it does not have any interest in a variable interest entity that would require the variable interest entity to be consolidated or disclosed by the Company.

In April 2003, the FASB issued SFAS No. 149, Amendments of Statement 133 on Derivative instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after September 29, 2003, except as stated below and for hedging relationships designated after September 29, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to SFAS 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after September 29, 2003. The Company does not expect the adoption of SFAS No. 149, which will be effective for contracts entered into or modified after September 29, 2003, to have a material effect on the Company’s consolidated financial position, results of operations or cash flows of the Company.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for certain provisions that have been deferred. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of SFAS No. 150 did not have a material impact on the consolidated financial position, results of operations or cash flows of the Company.

Reclassifications

Certain 2002 amounts have been reclassified to conform with their 2003 presentation.

2. Inventories

Inventories are comprised of the following:

	December 31, 2002	September 28, 2003
Raw materials	$11,224	$7,024
Work-in-process	3,979	3,139
Finished goods	7,640	9,279

	$22,843	$19,442

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

Summarized financial information concerning the Company’s operating measures for the reportable segments are shown in the following table:

	Three Months Ended September 29, 2002	Three Months Ended September 28, 2003	Nine Months Ended September 29, 2002	Nine Months Ended September 28, 2003
Performance Parts:
Net sales	$29,504	$26,722	$97,656	$89,983
Gross profits	2,568	8,682	15,123	30,028

Remanufactured Parts:
Net sales	$3,601	$2,594	$11,720	$9,934
Gross profits (loss)	(175)	209	574	1,161

Total:
Net sales	$33,105	$29,316	$109,376	$99,917
Gross profits	2,393	8,891	15,697	31,189

Summary balance sheet data for inventories and property, plant and equipment, net for each of the Company’s reportable segments as of December 31, 2002 and September 28, 2003 are shown in the following table:

	December 31, 2002	September 28, 2003
Performance Parts:
Inventories	$19,875	$16,832
Property, plant and equipment	16,849	14,553

Remanufactured Parts:
Inventories	$2,968	$2,610
Property, plant and equipment	1,361	1,093

Total:
Inventories	$22,843	$19,442
Property, plant and equipment	18,210	15,646

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

	December 31, 2002			September 28, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortized intangible assets:
Deferred financing costs	$7,443	$(2,163)	$5,280	$7,443	$(2,959)	$4,484
Non-compete covenants	8,164	(5,810)	2,354	8,164	(7,594)	570

Ending balance	$15,607	$(7,973)	$7,634	$15,607	$(10,553)	$5,054

Amortization of deferred financing costs and non-compete agreements totaled $654 and $1,417 for the nine months ended September 29, 2002 and $796 and $1,784 for the nine months ended September 28, 2003, respectively. Amortization of these costs over the next five years are estimated to be: 2003, $2,780; 2004, $1,851; 2005, $1,139; 2006, $1,139; and 2007, $725.

In addition, included in the line item intangible assets, net are intangible assets not subject to amortization. Goodwill and tradenames have a net carrying value of $16,110 and $37,264, respectively as of December 31, 2002 and September 28, 2003.

5. Related-Party Transactions

Pursuant to a management agreement, Kohlberg and Company, LLC (“Kohlberg”) provides the Company with general corporate administrative services. Kohlberg receives a management fee to recover its operating expenses based upon an allocation of time devoted to the Company. Management fee expense was $262 and $686 for the three and nine months ended September 29, 2002, respectively and $223 and $657 for the three and nine months ended September 28, 2003, respectively. Kohlberg has deferred cash payments with respect to the management fees charged the Company since January 1, 2002; however such fees are accruing in connection with the aforementioned management agreement and as of December 31, 2002 and September 28, 2003, accrued management fees were $850 and $1,496, respectively.

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

The information that follows presents condensed consolidating financial information as of September 28, 2003 and December 31, 2002 and for the three and nine month periods ending September 28, 2003 and September 29, 2002 for: a) Holley Performance Products Inc. (as the Issuer), b) the Guarantors, c) elimination entries and d) the Company on a consolidated basis.

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

	Condensed Consolidating Balance Sheet December 31, 2002
	Holley Performance Products Inc. (Parent Company Only)	Subsidiary Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$421	$181	$—	$602
Accounts receivable, net	15,837	1,078	—	16,915
Inventories	11,813	11,030	—	22,843
Income taxes receivable	3,677	37	—	3,714
Deferred income taxes	1,835	1,414		3,249
Intercompany receivable	12,936	—	(12,936)	—
Other current assets	705	528	—	1,233

Total current assets	47,224	14,268	(12,936)	48,556

Property, plant and equipment, net	13,673	4,537	—	18,210
Investment in subsidiaries	19,450	—	(19,450)	—
Intangible assets, net	36,999	24,009	—	61,008

Total assets	$117,346	$42,814	$(32,386)	$127,774

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current portion of long-term debt	$28,679	$45	$—	$28,724
Accounts payable	6,963	595	—	7,558
Accrued liabilities	11,306	1,889	—	13,195
Accrued management fees	850	—	—	850
Accrued interest	5,913	—	—	5,913
Intercompany payable	—	12,936	(12,936)	—

Total current liabilities	53,711	15,465	(12,936)	56,240

Long-term debt, net of current portion	154,993	118	—	155,111
Deferred income taxes	8,060	7,781	—	15,841

Total liabilities	216,764	23,364	(12,936)	227,192

Commitments and contingencies

Stockholder’s deficit:
Preferred stock, $1.00 par value, 150,000 shares authorized, 75,000 issued and outstanding	75	—	—	75
Common stock, $1.00 par value, 1,000 shares authorized, issued and outstanding	1	88,074	(88,074)	1
Paid-in capital	59,924	—		59,924
Accumulated deficit	(159,418)	(68,624)	68,624	(159,418)

Stockholder’s deficit	(99,418)	19,450	(19,450)	(99,418)

Total liabilities and stockholder’s deficit	$117,346	$42,814	$(32,386)	$127,774

	Condensed Consolidating Balance Sheet September 28, 2003
	Holley Performance Products Inc. (Parent Company Only)	Subsidiary Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$—	$—	$—
Accounts receivable, net	16,408	417	—	16,825
Inventories	10,079	9,363	—	19,442
Deferred income taxes	3,073	—	—	3,073
Income taxes receivable	2	22	—	24
Intercompany receivable	4,544	—	(4,544)	—
Other current assets	1,969	106	—	2,075

Total current assets	36,075	9,908	(4,544)	41,439

Property, plant and equipment, net	12,195	3,451	—	15,646
Investment in subsidiaries	23,843	—	(23,843)	—
Intangible assets, net	36,482	21,946	—	58,428

Total assets	$108,595	$35,305	$(28,387)	$115,513

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current portion of long-term debt	$26,586	$—	$—	$26,586
Accounts payable	8,970	202	—	9,172
Accrued liabilities	11,181	1,295	—	12,476
Accrued management fees	1,496	—	—	1,496
Accrued interest	1,705	—	—	1,705
Intercompany payable	—	4,544	(4,544)	—

Total current liabilities	49,938	6,041	(4,544)	51,435

Long-term debt, net of current portion	154,973	—	—	154,973
Deferred income taxes	10,420	5,421	—	15,841

Total liabilities	215,331	11,462	(4,544)	222,249

Commitments and contingencies

Stockholder’s deficit:
Preferred stock, $1.00 par value, 150,000 shares authorized, 75,000 issued and outstanding	75	—	—	75
Common stock, $1.00 par value, 1,000 shares authorized, issued and outstanding	1	88,074	(88,074)	1
Paid-in capital	59,924	—	—	59,924
Accumulated deficit	(166,736)	(64,231)	64,231	(166,736)

Stockholder’s deficit	(106,736)	23,843	(23,843)	(106,736)

Total liabilities and stockholder’s deficit	$108,595	$35,305	$(28,387)	$115,513

	Condensed Consolidating Statement of Operations Three Months Ended September 29, 2002
	Holley Performance Products Inc. (Parent Company Only)	Subsidiary Guarantors	Eliminations	Consolidated
Net sales	$16,102	$33,105	$(16,102)	$33,105
Cost of goods sold	14,973	31,841	(16,102)	30,712

Gross profit	1,129	1,264	—	2,393

Selling, general and administrative costs	3,183	3,361	—	6,544
Management fees	262	—	—	262
Amortization of intangibles	283	189	—	472
Other expense	696	—	—	696
Equity in loss of subsidiaries	2,286	—	(2,286)	—

Total operating expenses	6,710	3,550	(2,286)	7,974

Operating loss	(5,581)	(2,286)	2,286	(5,581)

Interest expense	5,663	—	—	5,663

Loss before income taxes	(11,244)	(2,286)	2,286	(11,244)

Income tax benefit	(622)	—	—	(622)

Net loss	$(10,622)	$(2,286)	$2,286	$(10,622)

	Condensed Consolidating Statement of Operations Nine Months Ended September 29, 2002
	Holley Performance Products Inc. (Parent Company Only)	Subsidiary Guarantors	Eliminations	Consolidated
Net sales	$51,171	$109,376	$(51,171)	$109,376
Cost of goods sold	41,154	103,696	(51,171)	93,679

Gross profit	10,017	5,680	—	15,697

Selling, general and administrative costs	9,823	11,175	—	20,998
Management fees	686	—	—	686
Amortization of intangibles	284	1,133	—	1,417
Other expense	1,042	25	—	1,067
Equity in loss of subsidiaries	7,792	—	7,792	—

Total operating expenses	19,627	12,333	(7,792)	24,168

Operating loss	(9,610)	(6,653)	7,792	(8,471)

Interest expense	16,509	42	—	16,551

Loss before income taxes and cumulative effect of accounting change	(26,119)	(6,695)	7,792	(25,022)

Income tax benefit	(1,357)	(509)	—	(1,866)

Loss before cumulative effect of accounting change	(24,762)	(6,186)	7,792	(23,156)

Cumulative effect of accounting change	(508)	(1,606)	—	(2,114)

Net loss	$(25,270)	$(7,792)	$7,792	$(25,270)

	Consolidating Statement of Cash Flows Nine Months Ended September 29, 2002
	Holley Performance Products Inc. (Parent Company Only)	Subsidiary Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net cash from operating activities	$(295)	$1,104	$—	$809

INVESTING ACTIVITIES:
Capital expenditures	(856)	(446)	—	(1,302)
Proceeds on disposal of fixed assets	46	—	—	46

Net cash from investing activities	(810)	(446)	—	(1,256)

FINANCING ACTIVITIES:
Net proceeds (repayments) from revolving credit line	1,681	(220)	—	1,461
Proceeds from long-term debt	2,000	—	—	2,000
Financing costs	(2,058)	—	—	(2,058)

Net cash from financing activities	1,623	(220)	—	1,403

Net changes in cash and cash equivalents	518	438	—	956
Cash and cash equivalents:
Beginning of period	72	162	—	234

End of period	$590	$600	$—	$1,190

	Condensed Consolidating Statement of Operations Three Months Ended September 28, 2003
	Holley Performance Products Inc. (Parent Company Only)	Subsidiary Guarantors	Eliminations	Consolidated
Net sales	$15,459	$13,857	$—	$29,316
Cost of goods sold	10,059	10,366	—	20,425

Gross profit	5,400	3,491	—	8,891

Selling, general and administrative costs	2,774	2,406	—	5,180
Management fees	223	—	—	223
Amortization of intangibles	504	336	—	840
Other expense	51	—	—	51
Equity in income of subsidiaries	(749)	—	749	—

Total operating expenses	2,803	2,742	749	6,294

Operating income (loss)	2,597	749	(749)	2,597

Interest expense	5,318	—	—	5,318

Loss before income taxes	(2,721)	749	(749)	(2,721)

Income tax expense	177	—	—	177

Net loss	$(2,898)	$749	$(749)	$(2,898)

	Condensed Consolidating Statement of Operations Nine Months Ended September 28, 2003
	Holley Performance Products Inc. (Parent Company Only)	Subsidiary Guarantors	Eliminations	Consolidated
Net sales	$49,365	$50,552	$—	$99,917
Cost of goods sold	32,408	36,320	—	68,728

Gross profit	16,957	14,232	—	31,189

Selling, general and administrative costs	9,156	9,115	—	18,271
Management fees	657	—	—	657
Amortization of intangibles	1,070	714	—	1,784
Other expense	249	—	—	249
Equity in income of subsidiaries	(4,393)	—	4,393	—

Total operating expenses	6,739	9,829	4,393	20,961

Operating income	10,218	4,403	(4,393)	10,228

Interest expense	17,316	—	—	17,316

Income (loss) before income taxes	(7,098)	4,403	(4,393)	(7,088)

Income tax expense	220	10	—	230

Net income (loss)	$(7,318)	$4,393	$(4,393)	$(7,318)

	Consolidating Statement of Cash Flows Nine Months Ended September 28, 2003
	Holley Performance Products Inc. (Parent Company Only)	Subsidiary Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net cash from operating activities	$1,624	$(181)	$—	$1,443

INVESTING ACTIVITIES:
Capital expenditures	(1,322)	—	—	(1,322)
Proceeds from the disposal of business	1,135	—	—	1,135
Proceeds from the disposal of fixed assets	164	—	—	164

Net cash from investing activities	(23)	—	—	(23)

FINANCING ACTIVITIES:
Net proceeds from revolving credit line	(484)	—	—	(484)
Principal payments on long-term debt	(1,538)	—	—	(1,538)

Net cash from financing activities	(2,022)	—	—	(2,022)

Net change in cash and cash equivalents	(421)	(181)	—	(602)
Cash and cash equivalents:
Beginning of period	421	181	—	602

End of period	$—	$—	$—	$—

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

The Company is a party to various lawsuits and claims in the normal course of business. While the lawsuits and claims against the Company cannot be predicted with certainty, management believes that the ultimate resolution of the matters will not have a material effect on the consolidated financial position or results of operations of the Company.

The Company generally warrants its products against certain manufacturing and other defects. These product warranties are provided for specific periods of time depending on the nature of the product. The accrued product warranty costs are based primarily on historical experience of actual warranty claims. The following table provides the changes in the Company’s product warranties:

	Three Months Ended September 29, 2002	Three Months Ended September 28, 2003	Nine Months Ended September 29, 2002	Nine Months Ended September 28, 2003
Beginning balance	$2,191	$3,417	$3,797	$3,074
Accrued for current year claims	3,303	1,174	6,831	4,384
Settlement of warranty claims	(1,352)	(2,227)	(6,486)	(5,094)

Ending balance	$4,142	$2,364	$4,142	$2,364

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

SEASONALITY

The Company’s operations experience seasonal trends, which generally affect the overall automotive aftermarket industry. Historically, revenues are highest in the spring, during the second quarter, which marks the beginning of the racing season and when the weather is better suited for outdoor automotive repair activity.

The following table sets forth for the periods shown, net sales, gross profit, selling, general and administrative costs (“SG&A”), operating income, and net loss in millions of dollars and as a percentage of sales:

	Three months ended				Nine months ended
	September 29, 2002		September 28, 2003		September 29, 2002		September 28, 2003
Net sales	$33.1	100.0%	$29.3	100.0%	$109.4	100.0%	$99.9	100.0%
Gross profit	2.4	7.3	8.9	30.4	15.7	14.4	31.2	31.2
SG&A	6.5	19.6	5.2	17.7	21.0	19.2	18.3	18.3
Operating income (loss)	(5.6)	(16.9)	2.6	8.9	(8.5)	(7.8)	10.2	10.2
Net loss	(10.6)	(32.0)	(2.9)	(9.9)	(25.3)	(23.1)	(7.3)	(7.3)

Net Sales

Net sales equal gross revenues less provisions for volume rebates, credits, product returns, and other sales allowances. Net sales for the quarter ended September 28, 2003 totaled $29.3 million compared to $33.1 million for the same period in 2002, a decrease of $3.8 million or 11.5%. Net sales for the nine months ended September 28, 2003 were $99.9 million compared to $109.4 million for the nine months ended September 29, 2002, a decrease of $9.5 million or 8.7%.

Net sales in the performance segment for the third quarter of 2003 were $26.7 million compared to $29.5 million in the third quarter of 2002, a decrease of $2.8 million or 9.5%. Net sales in the performance segment for the nine months ended September 28, 2003 were $90.0 million compared to $97.7 million for the nine months ended September 29, 2002, a decrease of $7.7 million or 7.9%. The decline in sales for the quarter and nine month periods is generally attributable to weak consumer confidence resulting in soft end-user demand, unfavorable weather conditions, uncertainty over the war in Iraq and prevailing economic conditions. In addition, the Company has employed a strategy of eliminating poorly performing product lines which, while reducing net sales, has resulted in improvement at the gross profit level.

Net sales in the remanufacturing segment were $2.6 million in the third quarter of 2003 compared to $3.6 million in the third quarter of 2002, a decrease of $1.0 million or 27.8%. Net sales in the remanufacturing segment for the nine months ended September 28, 2003 were $9.9 million compared to $11.7 million for the nine months ended September 29, 2002, a decrease of $1.8 million or 15.4%. The remanufacturing segment is mature and in decline because new cars have not been produced with carburetors since approximately 1992 and the Company believes that the retirement of carbureted vehicles has been accelerated by strong sales of new cars. In addition, the Company believes that its distributors made downward adjustments to inventories to realign their stocking levels with the Company’s improved shipping performance thereby contributing to the decreased sales experienced in the remanufacturing segment.

Gross Profit

Gross profit for the third quarter of 2003 totaled $8.9 million or 30.4% of net sales compared to gross profits of $2.4 million or 7.3% of net sales for the same quarter in 2002. This represents an increase of $6.5 million or 270.8%. Gross profit for the nine months ended September 28, 2003 was $31.2 million compared to $15.7 million for the nine months ended September 29, 2002, an increase of $15.5 million or 98.7%. The Company realized improved results from the implementation of strategies to improve manufacturing performance and control manufacturing costs. These strategies resulted in improvements in quality, material costs, and overhead spending which resulted in cost savings of $0.6 million, $4.2 million and $0.5 million, respectively for the quarter ended September 28, 2003. Additional improvements in gross profit were realized through reductions in marketing program costs of $2.1 million. The aforementioned improvements in gross profit were partially offset by a reduction in gross profit of $0.9 million as a result of the decrease in volume. For the nine months ended September 28, 2003, the improvements in quality, material costs, and overhead spending resulted in cost savings of $3.6 million, $6.5 million and $3.9 million, respectively. The reductions in marketing program costs for the nine month period ended September 28, 2003 resulted in $4.5 million in additional improvements in gross profit. These improvements were partially offset by a reduction in gross profit of $3.1 million as a result of the decrease in volume.

In the performance segment, gross profit was $8.7 million for the third quarter of 2003 compared to $2.6 million for the third quarter of 2002, an increase of $6.1 million or 234.6%. Gross profit in the performance segment for the nine months ended September 28, 2003 was $30.0 million compared to $15.1 million for the nine months ended September 29, 2002, an increase of $14.9 million or 98.7%. The improvement in gross profit for the three and nine months ended September 28, 2003 was driven primarily by the aforementioned manufacturing improvements.

In the remanufacturing segment, gross profit was $0.2 million in the third quarter of 2003 compared to a gross loss of $0.2 million for the same period in 2002. Gross profit in the remanufacturing segment for the nine months ended September 28, 2003 was $1.2 million compared to $0.6 million for the nine months ended September 29, 2002, an increase of $0.6 million or 100.0%. The increase in gross profit for the quarter and nine months ended September 28, 2003 resulted primarily from a decrease in warranty costs.

Selling, General and Administrative Costs

Selling, general and administrative costs for the three months ended September 28, 2003 totaled $5.2 million or 17.7% of net sales compared to $6.5 million or 19.6% of net sales in the same period in 2002, a decrease of $1.3 million or 20.0%. Selling, general and administrative costs decreased to $18.3 million for the nine months ended September 28, 2003 from $21.0 million for the nine months ended September 29, 2002, a decrease of $2.7 million or 12.9%. The Company has focused its spending strategy on receiving maximum value for each dollar spent, which resulted in lower spending for promotions, advertising and commissions during the third quarter and first nine months of 2003.

Other Expense

Other expense was $0.2 million for the nine months ended September 28, 2003 compared to $1.1 million in the same period in 2002. The 2003 amount includes $0.3 million related to a loss on the sale of So-Cal Speed Shops, Inc. (“So-Cal”) effective February 24, 2003. Cash proceeds of $1.1 million were received in connection with this sale.

Operating Income

Operating income for the three months ended September 28, 2003 was $2.6 million or 8.9% of net sales compared to an operating loss of $5.6 million or 16.9% of net sales for the same period in 2002, an increase of $8.2 million or 146.4%. Operating income for the nine months ended September 28, 2003 was $10.2 million or 10.2% of net sales compared to an operating loss of $8.5 million or 7.8% of net sales for the nine months ended September 29, 2002, an increase of $18.7 million or 220.0%. The increase in operating income for the quarter and nine months ended September 28, 2003 resulted from the aforementioned improvements in manufacturing performance and spending.

Interest Expense

Interest expense was $5.3 million for the three months ended September 28, 2003 compared to $5.7 million for the same period in 2002, a decrease of $0.4 million or 7.0%. Interest expense was $17.3 million for the nine months ended September 28, 2003 compared to $16.6 million for the nine months ended September 29, 2002, an increase of $0.7 million or 4.2%. The increase for the nine months ended September 28, 2003 was a result of interest associated with the promissory notes issued in the fourth quarter of 2002, as well as higher interest rates under the revolving credit agreement.

Tax Expense

The tax expense of $0.2 million for the three and nine month periods ended September 28, 2003 were related to tax expense associated with the Company’s foreign subsidiary. The tax benefit of $0.6 million and $1.9 for the three and nine month periods ended September 29, 2002 resulted from a tax sharing agreement that the Company entered into in 2002 with its prior owner, Coltec Industries, Inc. (“Coltec”). Pursuant to this agreement, the Company was able to carry back net operating losses to years it was a member of Coltec’s consolidated tax group. No further opportunities for carry back are available.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity are cash flows from operations and borrowings under the revolving credit facility. As part of its operating strategy, the Company maintains minimal cash balances and is substantially dependent upon the availability of adequate working capital financing to support accounts receivable and inventories.

The credit agreement provides for a total credit limit of $45.0 million, which includes a $25.0 million revolving credit facility, subject to a borrowing base formula, of which $1.1 million is reserved for irrevocable standby letters of credit. As of September 28, 2003 borrowings under the credit agreement were $26.5 million and unused borrowing capacity under the revolving credit facility was $5.7 million.

The credit agreement contains financial covenants which require the maintenance of a fixed charge coverage ratio. The Company’s ability to operate within these financial covenants is dependent on its ability to improve earnings. The Company was in compliance with the terms of its indebtedness as of September 28, 2003.

The Company is highly leveraged. As of September 28, 2003, the Company’s indebtedness was $181.6 million and its stockholder’s deficit was $106.7 million. Further, the Company has incurred recurring net losses. Management is implementing actions designed to reduce working capital and improve operating results. If the improvements associated with these actions do not materialize in a timely manner, the

Company may be required to take additional measures to ensure the availability of sufficient cash to sustain operations. Such measures may include, among other things, reducing or delaying capital expenditures, selling assets, restructuring or refinancing indebtedness, or seeking additional equity capital. There is no assurance that any of these measures can be affected on satisfactory terms, if at all.

Operating Activities

Net cash provided by operating activities increased to $1.4 million for the nine months ended September 28, 2003 from $0.8 million for the nine months ended September 29, 2002. Operating activities for 2003 were primarily affected by the net loss of $7.3 million and the increase in accrued liabilities of $4.9 million, offset by depreciation and amortization of $5.9 million, a decrease in inventories of $2.6 million, the receipt of a tax refund of $3.0 million and the increase in accounts payable of $2.3 million. Operating activities for 2002 were primarily affected by the net loss of $25.3 million, offset by depreciation and amortization of $7.7 million, the cumulative effect of accounting change of $2.1, a decrease in trade accounts receivable of $2.6 million, a decrease in inventories of $8.4 million, and an increase in accrued liabilities of $5.6 million.

Investing Activities

Net cash used by investing activities was $23,000 for the nine months ended September 28, 2003 compared to net cash used in investing activities of $1.3 million for the nine months ended September 29, 2002. For 2003, proceeds from the sale of So-Cal of $1.1 million and proceeds from the disposal of fixed assets of $0.2 million were partially offset by capital expenditures of $1.3 million. For the nine months ended September 29, 2002, capital expenditures were $1.3 million.

Financing Activities

Net cash used in financing activities for the nine months ended September 28, 2003 was $2.0 million compared to net cash provided by financing activities of 2002 of $1.4 million. In 2003, cash was used to pay down the revolving credit facility and make principal payments on long-term debt. In 2002, cash provided was principally a result of net borrowings under the Company’s revolving credit facility of $1.5 million, $2.0 million in proceeds from the issuance of a promissory note from Kohlberg, partially offset by financing costs of $2.1 million associated with the Foothill Capital Corporation credit agreement entered into in July 2002.

EBITDA

EBITDA was $15.7 million for the nine months ended September 28, 2003 compared to $(0.9) million for the nine months ended September 29, 2002, an increase of $16.6 million. This increase in EBITDA is the result of the increase in gross profit and reduced selling, general and administrative costs in 2003.

	Nine Months Ended
	September 29, 2002	September 28, 2003
Net loss	$(25,270)	$(7,318)
Cumulative effect of accounting change for intangible asset impairment	2,114	—
Income tax expense (benefit)	(1,866)	230
Interest expense	16,551	17,316
Other expense	1,067	249
Amortization of intangibles	1,417	1,784
Depreciation	5,091	3,415

EBITDA	$(896)	$15,676

EBITDA is a required component of the financial covenant contained in the Company’s credit agreement. EBITDA, as defined by the Company’s credit agreement, is presented and discussed because the Company believes that investors regard EBITDA as a key measure of a leveraged company’s performance. EBITDA is defined as net income or loss (excluding extraordinary gains or losses, gains or losses from asset dispositions and minority interest) before cumulative effect of accounting change, interest, income taxes, depreciation and amortization. However, EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States of America. EBITDA does not represent cash available to service debt and should not be considered in isolation or as a substitute for net income or cash flows from operating activities (or any other measure of performance determined in accordance with generally accepted accounting principles).

Contractual Obligations and Commitments

The table below sets forth a summary of the Company’s contractual obligations and commitments as of September 28, 2003 that will have an impact on the Company’s future liquidity:

	Years Ending December 31,
Contractual Obligations	2003	2004	2005	2006	2007	Thereafter	Total
Loan and security agreement	$501	$2,000	$2,000	$2,000	$20,037	$—	$26,538
Senior notes	—	—	—	—	146,600	—	146,600
Convertible promissory note	—	7,500	—	—	—	—	7,500
Other long term debt	12	49	52	55	58	695	921
Operating leases	211	600	89	46	10	135	1,091

Total contractual obligations	$724	$10,149	$2,141	$2,101	$166,705	$830	$182,650

In 2007 the Company’s credit agreement and unsecured senior notes become due. Should the Company be unable to refinance the unsecured Senior Notes upon their maturity in 2007 or obtain additional equity funding sufficient to repay such indebtedness, the Company may have to affect a restructuring of such indebtedness. There can be no assurance that a restructuring could be affected in a timely manner and without causing substantial disruption to the Company’s operations. The potential disruptions associated with the inability to restructure such indebtedness would likely have a material adverse effect on the Company’s liquidity, financial position and results of operations.

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

In January 2003, the FASB issued Interpretation No. 46 Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation is effective for financial statements issued for the first reporting period ending after December 31, 2003. The application of this Interpretation did not have any impact on the Company’s consolidated financial position, results of operations or cash flows of the Company.

In April 2003, the FASB issued SFAS No. 149, Amendments of Statement 133 on Derivative instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after September 29, 2003, except as stated below and for hedging relationships designated after September 29, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to SFAS 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after September 29, 2003. The Company does not expect the adoption of SFAS No. 149, which will be effective for contracts entered into or modified after September 29, 2003, to have a material effect on the Company’s consolidated financial position, results of operations or cash flows of the Company.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for certain provisions that have been deferred. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of SFAS No. 150 did not have a material impact on the consolidated financial position, results of operations or cash flows of the Company.

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

Item 4. Controls and Procedures

As required by Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer. Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to Holley (including its consolidated subsidiaries) required to be included in Holley’s periodic SEC filings.

There has been no adverse change in Holley’s internal control over financial reporting during the quarter ended September 28, 2003 that has materially affected, or is reasonably likely to materially affect, Holley’s internal control over financial reporting. However, in connection with the Company’s ongoing evaluation of internal control over financial reporting, certain internal control matters were noted that require corrective actions. These internal control matters relate to deficiencies in staffing, systems, and processes. The Company began implementation of a plan to strengthen internal control over financial reporting during 2002 and has made considerable progress on improving internal controls through September 28, 2003. The Company expects its plan to address the identified internal control matters to be substantially complete by December 31, 2003.

PART II

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.	Item
31(a)	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b)	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32(a)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32(b)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Holley Performance Products Inc.

(Registrant)

Signature	Title	Date

/S/ JAMES D. WIGGINS James D. Wiggins	President and Chief Executive Officer	November 12, 2003

/S/ THOMAS W. TOMLINSON Thomas W. Tomlinson	Chief Financial Officer	November 12, 2003